Form 10KSB
period 1997-08-31
NORTH ATLANTIC ACQUISITION CORP
filed 1997-12-12
CIK 1004650

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                Period from: September 1, 1996 to August 31, 1997
                  Commission File Number _____________________

                        North Atlantic Acquisition Corp.
             (Exact name of registrant as specified in its chapter)

        Delaware                                            13-3853272
  (State of Incorporation)                         I.R.S. (Employer I.D. Number)

                          5 East 59th Street, 3rd Floor
                            New York, New York 10022

       Registrant's telephone number, including area code: (212) 486-4444

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                 Class A Common Stock, $.01 par value per share
                                Class A Warrants
                        Class B Exchangeable Common Stock
                                      Units

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                  Yes _X_                      No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                  Yes _X_                      No___

     As of December 1, 1997, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $6,700,000.

     As of December 1, 1997, there were 590,000 shares of the Registrant's Class A Common Stock, $.01 par value per share, outstanding.


                                     PART I.

     Item 1   BUSINESS

     General

     North Atlantic Acquisition Corp ("North Atlantic" or the "Company") is a "blank check" or "blind pool" company, formed on August 9, 1995, to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination (a "Business Combination") with an operating business (a "Target Business").

     Statements included in this Business Section, and in other sections of this Report and in prior and future filings by the company with the Securities and Exchange Commission, in the Company's prior and future press releases and in oral statements made with the approval of an authorized executive which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. There are important risk factors that in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial and operating performance to differ materially from that expressed in any expressed in any forward-looking statement. The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this report.

     The Company is seeking to acquire a Target Business primarily located in the United States or abroad and its efforts will not be limited to a particular industry. In seeking a Target Business, the Company will consider without limitation, businesses which (i) offer or provide services or develop, manufacture or distribute goods in the United States or abroad, including, without limitation, the following areas: health care and health products, educational services, environmental services, consumer-related products and services (including amusement and/or recreational services), personal care services, voice and data information processing and transmission and related technology development or (ii) are engaged in wholesale or retail distribution. The Company will not acquire a Target Business unless the fair market value of such business, as determined by the Company based upon standards generally accepted by the financial community, including revenues, earnings, cash flow and book value (the "Fair Market Value"), is at least 80% of the net assets of the Company at the time of the consummation of a Business Combination (the "Fair Market Value Test"). If the company determines that the financial statements of a proposed Target Business do not clearly indicate that the Fair Market Value Test has been satisfied, the Company will obtain an opinion from an investment banking firm which is a member of the National Association of Securities Dealers, Inc. (the "NASD") with respect to the satisfaction of such criteria. While the Company may, under certain circumstances, seek to effect Business Combinations with more than one Target Business, in all likelihood, as a result of its limited resources, the Company will have the ability to effect only a single Business Combination. To date, the Company has not entered into any binding agreements to effect a Business Combination. The Company does not intend to register as a broker-dealer, merge with, or acquire a registered broker-dealer, or otherwise become a member of the NASD.

     On August 27, 1997 (the "Closing Date") the Company consummated its initial public offering (the "Offering"). The Company sold 800,000 units ("Units") and 150,000 shares of Class B Exchangeable Common Stock ("Class B Common Stock") in the Offering. H.J. Meyers & Co., Inc. ("H.J. Meyers") is the representative (the "Representative"), of the several underwriters. Each Unit consists of one share of the Company's Class A common stock (the "Class A Stock") and one Class A redeemable common stock purchase warrant ("Class A Warrant"). Each Class A Warrant entitles the holder to purchase from the Company one share of Class A Stock at an exercise price of $9.00 commencing 90 days after the date of a Business Combination, or any earlier date on or after the date of a Business Combination that the Representative, in its sole discretion, so elects. Each share of Class B Common Stock entitles the holder thereof to receive two Units in exchange therefor 90 days after the date of a Business Combination. The Class A Warrants are redeemable, each as a class, in whole and not in part, at a price of $.05 per warrant upon 30 days' notice at any time provided that the Company has consummated a Business Combination and the last sale price of the Common Stock, if the common stock is listed for trading on all 10 of the trading days prior to the day on which the Company gives notice of redemption, has been $11.00 or higher.

     After the Offering the Registrant received net proceeds of approximately $8,100,000 (the "Net Proceeds"), after non-accountable expenses allowance and offering expenses. Pursuant to the terms of the Offering, $8,000,000 of the Net Proceeds, representing an amount approximately equal to the gross proceeds from the sale of the Units, was placed in escrow with The Chase Manhattan Bank, N.A. (the "Proceeds Escrow Agent"), subject to release upon the earlier of: (i) written notice from the Company of the Company's completion of a transaction or series of transactions in which at least 50% of the gross proceeds from the offering are committed to a specific line of business as a result of a Business Combination (including any redemption payments), (ii) a written opinion of counsel of the Company, reasonably acceptable to the Proceeds Escrow Agent, that a Business Combination was approved by a vote of two-thirds of the shares of Common Stock of the Company, (with each share of Class B Stock entitled to two votes) as required by the Prospectus dated August 22, 1997 (the "Prospectus"), and (iii) a written certification from the Company that the fair market value (as determined by the Company, based upon standards generally accepted by the financial community, including revenues, earnings, cash flow, and book value) of the Target Business exceeds 80% of the net value of the assets of the Company and that all other actions required by the Company for the release of the escrow proceeds have been met, or (2) either (i) after February 22, 1999 (or August 22, 1999 if the Proceeds Escrow Agent has received notice by February 22, 1999 that the Extension Criteria, as herein defined, have been satisfied) if the Proceeds Escrow Agent has not received written notice from the Company of the Company's completion of a transaction or series of transactions in which at least 50% of the gross proceeds from the offering are committed to a specific line of business as a result of a Business Combination, or (ii) receipt by the Proceeds Escrow Agent of written notification to distribute the escrow proceeds to the holders of Class A Stock purchased as part of the Units sold in the offering or in the open market thereafter in redemption of the Class A Stock, or (iii) receipt by the Proceeds Escrow Agent of written notification to distribute part of the escrow proceeds to the holders of record of Class A Stock purchased as part of the Units sold in this offering or in the open market thereafter who elected to have their shares redeemed in accordance with the terms set forth in the Prospectus. The Company will notify the Representative and the NASD prior to the release of funds from the escrow account. All proceeds held in the escrow account will be invested, until released, in short-term United States government securities, including treasury bills, cash and cash equivalents.

     The Company's executive office is located at 5 East 59th Street, 3rd Floor, New York, New York 10022 and its telephone number is (212) 486-4444.

Selection of a Target Business and Structuring of a Business Combination

     Management of the Company will have substantial flexibility in identifying and selecting a prospective Target Business within the specified businesses. However, the Company's flexibility is limited to the extent that it must satisfy the Fair Market Value Test. If the Company determines that the financial statements of a proposed Target Business do not clearly indicate that the Fair Market Value Test has been satisfied, the Company will obtain an opinion from an investment banking firm (which is a member of the NASD) with respect to the satisfaction of such criteria. As a result, investors are almost entirely dependent on the judgment of management in connection with the selection of a Target Business. In evaluating a prospective Target Business, management will consider, among other factors, the following: (i) costs associated with effecting the Business Combination; (ii) equity interest in and opportunity for control of the Target Business; (iii) growth potential of the Target Business;
(iv) experience and skill of management and availability of additional personnel of the Target Business; (v) capital requirements of the Target Business; (vi) competitive position of the Target Business; (vii) stage of development of the Target Business; (viii) degree of current or potential market acceptance of the Target Business, (ix) proprietary features and degree of intellectual property or other protection of the Target Business; (x) the financial statements of the Target Business; and (xi) the regulatory environment in which the Target Business operates. The Company will retain an independent investment banking firm which is a member in good standing of the NASD to assist the Company in identifying, evaluating, structuring and negotiating potential Business Combinations.

     The foregoing criteria are not intended to be exhaustive and any evaluation relating to the merits of a particular Target Business will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by management in connection with effecting a Business Combination consistent with the Company's business objectives. In connection with its evaluation of a prospective Target Business, management anticipates that it will conduct a due diligence review which will encompass, among other things, meeting with incumbent management and inspection of facilities, as well as a review of financial, legal and other information which will be made available to the Company.

     The time and costs required to select and evaluate a Target Business (including conducting a due diligence review) and to structure and consummate the Business Combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state "blue sky" and corporation laws) cannot presently be ascertained with any degree of certainty. The Company's current executive officers and its directors intend to devote only a small portion of their time to the affairs of the Company, including the evaluation of potential Target Businesses and the negotiation of a Business Combination and, as a result, the amount of time devoted to the business and affairs of the Company may vary significantly depending upon, among other things, whether the Company has identified a Target Business or is engaged in active negotiation of a Business Combination. Any costs incurred in connection with the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately consummated will result in a loss to the Company and reduce the amount of capital available to otherwise complete a Business Combination or for the resulting entity to utilize.

     The Company anticipates that various prospective Target Businesses will be brought to its attention from various non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, other members of the financial community and affiliated sources, including, possibly, the Company's executive officer, directors and their affiliates. While the Company has not yet ascertained how, if at all, it will advertise and promote itself, it may elect to publish advertisements in financial or trade publications seeking potential business acquisitions. While the Company does not presently anticipate engaging the services of professional firms that specialize in finding business acquisitions on any formal basis (other than the independent investment banker), the Company may engage such firms in the future, in which event the Company may pay a finder's fee or other compensation. In no event, however, will the Company pay a finder's fee or commission to officers or directors of the Company or any entity with which they are affiliated for such service. Moreover, in no event shall the Company issue any of its securities to any officer, director or promoter of the Company, or any of their respective affiliates or associates, in connection with activities designed to locate a Target Business. In addition, the Company has agreed with the representative that any finder's fee in connection with the Company's first Business Combination will require approval by the Company's Board of Directors. The Representative may act as finder in connection with a Business Combination and receive compensation for such service, the amount and form of which will be subject to negotiation at the time of the introduction of the Target Business to the Company.

     As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of Business Combinations. The Company will evaluate the possible tax consequences of any prospective Business
Combination and will endeavor to structure a Business Combination so as to achieve the most favorable tax treatment to the Company, the Target Business and their respective stockholders. There can be no assurance that the Internal Revenue Service or any relevant state tax authorities will ultimately assent to the Company's tax treatment of a particular consummated Business Combination. To the Internal Revenue Service or any tax treatment of a Business Combination, there may be adverse tax consequences to the Company, the Target Business and their respective stockholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular Business
Combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

     The Company may utilize cash derived from the Net Proceeds of the Offering, equity securities, debt securities or bank or other borrowings or a combination thereof as consideration in effecting a Business Combination. Although the Company's Board of Directors will have the power to issue any or all of the Offering, the Company has agreed with the Representative that, until February 22, 1999, or August 22, 1999 if the Extension Criteria (see below) have been satisfied, it will not issue (other than pursuant to the Offering) any securities or grant options or warrants to purchase any securities of the Company or grant options or warrants to purchase any securities of the Company without the consent of the Representative, except in connection with effecting a Business Combination. Although the Company has no commitments to date to issue any shares of Common Stock or options or warrants other than as described in the Prospectus, the Company will, in all likelihood, issue a substantial number of additional shares in connection with the consummation of a Business Combination. To the extent that such additional shares are issued, dilution to the interests of the Company's stockholders will occur. Additionally, if a substantial number of shares of Common Stock are issued in connection with the consummation of a Business Combination, a change in control of the Company may occur with may affect, among other things, the Company's ability to utilize net operating loss carry forwards, if any.

     There currently are no limitations on the Company's ability to borrow funds to effect a Business Combination. However, the Company's limited resources and lack of operating history may make it difficult to borrow funds. The amount and nature of any borrowings by the Company will depend on numerous considerations, including the Company's capital requirements, potential lenders' evaluation of the Company's ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. The Company does not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise in the best interests of the Company. The inability of the Company to borrow funds required to effect or facilitate a Business Combination, or to provide funds for an additional infusion of capital into a Target Business, may have material adverse effect on the Company's financial condition and future prospects, including the ability to effect a Business Combination. To the extent that debt financing ultimately proves to be available, any borrowings may subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.
Furthermore, a Target Business may have already incurred debt financing and, therefore, all the risks inherent thereto.

Stockholder Approval of Business Combinations

     The Company, prior to the consummation of any Business Combination, will submit such transaction to the Company's stockholders for their approval, even if the nature of the Business Combination is such as would not ordinarily require stockholder approval under applicable state law. In connection with such request, the Company intends to provide stockholders with complete disclosure documentation in accordance with the proxy solicitation regulations under the Securities Exchange Act of 1934, as amended (the "Proxy Rules"), including audited financial statements concerning a Target Business. All of the Company's stockholders immediately prior August 22, 1997, including all directors and the Company's executive officers, have agreed to vote all their respective shares of Class A Stock in accordance with the vote of the majority of the shares voted by all other stockholders of the Company ("non-affiliated public stockholders") with respect to any such Business Combination. A Business Combination will not be consummated unless approved by a vote of two-thirds of the shares of Common Stock voted by the stockholders (in person or by proxy). Each share of Class B Stock is entitled to two votes, representing the two shares of Class A Stock into which each share of Class B Stock is exchangeable. In addition, the Delaware General Corporation Law requires approval of certain mergers and consolidations by a majority of the outstanding stock entitled to vote. Holders of Class A Warrants who otherwise do not own any shares of Common Stock will not be entitled to vote on any Business Combination.

Redemption Rights

     At the time the Company seeks stockholder approval of any potential Business Combination, the Company will offer (the "Redemption Offer") to each of the non-affiliated public holders of Class A Stock of the Company the right, for a specified period of time of not less than 20 calendar days, to redeem his shares of Class A Stock at a price equal to the Liquidation Value (as defined below) of such shares as of the record date established for determining the stockholders entitled to vote with respect to the approval of a Business Combination (the "Record Date"). The Redemption Offer will be described in the disclosure documentation relating to the proposed Business Combination. The "Liquidation Value" for each share of Class A Stock will be determined as of the Record Date by dividing (A) the greater of (i) the Company's net worth as reflected in the Company's then current financial statements as audited by the Company's independent accountants, or (ii) the amount of the proceeds of the Company in the escrow account (including interest earned thereon) by (B) the number of shares of Class A Stock held by non-affiliated public stockholders; however, in no event will the Liquidation Value of each share of Class

A Stock be less than $10.00 plus interest earned thereon. In connection with the Redemption Offer, if non-affiliated public stockholders holding 20% or less of the shares of Class A Stock elect to redeem their shares, the Company will not be required to proceed with such Business Combination and, if the Company elects to so proceed, will redeem such shares at their Liquidation Value as of the Record Date. In any case, if non-affiliated public stockholders holding more than 20% of the Class A Stock elect to redeem their shares, the Company will not proceed with such potential Business Combination and will not redeem such shares. All of the holders of shares of Class A Stock and all holders of Warrants prior to the August 22, 1997 will be allowed to participate in a Redemption Offer only if they purchased shares of Class A Stock in the Offering or on the open market thereafter and only as to any shares of Class A Stock so purchased.

Escrow of Outstanding Shares

     Pursuant to the terms of the Offering, all of the shares of Class A Stock and Series A Preferred Stock (the "Escrowed Stock") of the Company outstanding immediately prior to August 22, 1997 were placed in escrow with Greenbaum, Rowe, Smith, Ravin, Davis & Himmel (the "Share Escrow Agent"), until the earlier of
(i) the occurrence of the consummation of the first Business Combination, (ii) February 22, 1999, or (iii) prior to February 22, 1999, the Company has become a party to a letter of intent or a definitive agreement to effect a Business Combination (the "Extension Criteria"), in which case the February 22, 1999, deadline will be extended to August 22, 1999. During the escrow period, the holders of Escrowed Stock will not be able to sell or otherwise transfer their respective shares of Escrowed Stock (with the exceptions described below), but will retain all other rights as stockholders of the Company, including, without limitation, the right to vote escrowed shares of Class A Stock, subject to their agreement to vote their shares in accordance with a vote of a majority of the non-affiliated public holders of Class A Stock with respect to a consummation of a Business Combination or liquidation proposal, but excluding the right to request the redemption of Escrowed Stock pursuant to a Redemption Offer. Subject to compliance with applicable securities laws, any such holder may transfer his, her, or its Class A Stock to a family member or to trust established for the benefit or himself, herself, or a family member or to another affiliated entity (with the consent of the Representative which will not be unreasonably withheld) or, in the event of the holder's death by will or operation of law or in the case of dissolution or merger, provided that any such transferee or successor must agree as a condition to such transfer to be bound by the restrictions on transfer applicable to the original holder and in the case of present stockholders other than the holders of the 20,000 shares of Class A Stock issued in a private placement by the Company in November 1995, that the transferor (except in the case of death) or will continue to be deemed the beneficial owner (as defined in Regulation 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") of such transferred shares.

Redemption of Class A Stock if No Business Combination

     If the Company does not effect a Business Combination by February 22, 1999, or August 22, 1999, if the Extension Criteria have been satisfied, the Company will submit to the holders of Class A Stock for their consideration a proposal to distribute to the then holders of Class A Stock acquired as part of the Units sold in the Offering or in the open market thereafter, in redemption of such shares, the amounts in the interest bearing escrow account, including interest. Following such a redemption of Class A Stock, each outstanding share of Class B Stock will be exchanged for two shares of Class A Stock. The assets of the Company (other than the escrowed assets) will be used to pay the Company's liabilities and to redeem the Company's outstanding Series A Preferred Stock at its liquidation value, $9,400. The amount per share for distribution, to the holders of Class A Stock acquired as part of the Units sold in the Offering or in the open market thereafter, and exclusive of any income earned on the proceeds held in the escrow account, will be approximately equal to the initial price offering price per Unit in the Offering of $10.00 per Unit (assuming no value is attributed to the Class A Warrants included in the Units offered hereby). All of Company's stockholders immediately prior to August 22, 1997, including the Company's executive officers and other directors and their affiliates, are required by the escrow agreement to which their stock is subject to vote their shares of Class A Stock in accordance with the vote of the majority of all non-affiliated public holders of Common Stock with respect to any redemption proposal. Holders of Class A Warrants, however, will only be entitled to vote on any redemption proposal, and allowed to participate in any redemption distribution if they purchased shares of Common Stock in the Offering or on the open market thereafter, but only as to shares so purchased. Present stockholders, including officers, directors and their affiliates, will not participate in any redemption distribution with respect to the shares of Common Stock owned by them as of August 22, 1997.

Competition

     The Company encounters intense competition from other entities having business objectives similar to those of the Company. Many of these entities, including venture capital partnerships and corporations, other blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying and effecting Business Combinations directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than the Company and there can be no assurance that the Company will have the ability to compete successfully. The Company's financial resources will be limited in comparison to those of many of its competitors. This inherent competitive limitations may compel the Company to select certain less attractive Business Combination prospects. There can be no assurance that such prospects will permit the Company to achieve its stated business objectives.

     In the event that the Company succeeds in effecting a Business Combination, the Company will, in all likelihood, become subject to intense competition from competitors of the Target Business. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with greater financial, marketing, technical, human and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective Target Business cannot presently be ascertained. There can be no assurance that, subsequent to a consummation of a Business Combination, the Company will have the resources to compete in the industry of the Target Business effectively, especially to the extent that the Target Business is in a high-growth industry.

Employees

     The Company at August 31, 1997 employed Mr. David J. Mitchell and Mr. Thomas McMillen on a part-time basis. Such persons serve as officers and directors without compensation at least until completion of a Business Combination.


Item 2   DESCRIPTION OF PROPERTIES

     The Company, pursuant to an oral agreement, utilizes the offices of Mitchell & Co. a corporation controlled by David J. Mitchell, a stockholder of the Company and the Company's Chairman and Chief Executive Officer, until the acquisition of a Target Business. Mitchell & Co. has agreed that until the acquisition of a Target Business by the Company, it will make such office space and office and secretarial services available to the Company, as may be required by the Company from time to time at the rate of $2,500 per month. Management is unaware of any circumstances under which the Company's utilization of the offices, through management's own initiative may be changed.

     The Company believes that this facility is well maintained and adequate to meet its needs in the foreseeable future pending the consummation of a Business Combination.

ITEM 3   LEGAL PROCEEDINGS

     At this time, the Company is not involved in any pending or threatened legal proceedings involving it or any of its assets.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise since the date of the Offering.

ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since August 27, 1997, the Company's Units, Class A Stock, Class A Warrants and Class B Stock have been quoted on the OTC Bulletin Board under the symbols "NACOU", "NACO", "NACOW" AND "NACOL", respectively.

     Since the Company's securities were quoted on the OTC Bulletin Board for only three days prior to year-end, no meaningful trading history as of such date is available.

     On  December  1, 1997,  there were  316,000,  590,000,  484,000 and 150,000 holders of record of the Company's Units. Class A Stock, Class A Warrants and Class B Stock, respectively.

Since certain of the shares of Class A are held in street name, it is believed that there are substantial additional beneficial holders of the Company's Common Stock.

     The Company has paid no dividends on its shares of Common Stock since its organization on August 9, 1995. The Company does not expect to pay any dividends prior to the consummation of a Business Combination and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company is a development stage company, and to date its efforts have been limited to organizational activities, consummating the Offering and seeking a Business Combination. The Company has not yet consummated a Business Combination. Accordingly, the Company will not achieve any operating revenues (other than investment income) until, at the earliest, the consummation of a Business Combination.

     The Company has used, and will continue to use the net proceeds of the Offering, excluding the escrow account funds, together with the income and interest earned thereon, principally in connection with effecting a Business Combination. Accordingly, the Company will not achieve any operating revenues other than investment income) until, at the earliest, the consummation of a Business Combination.

     The Company has used, and will continue to use the net proceeds of the Offering, excluding the escrow account funds, together with the income and interest earned thereon, principally in connection with effecting a Business Combination, including selecting and evaluating potential Target Businesses and structuring and consummating a Business Combination (including possible payment of finder's fees or other compensation to persons or entities which provide assistance or services to the Company). The Company does not have discretionary access to the income on the monies in the escrow account and stockholders of the Company will not receive any distribution of the income (except in connection with a liquidation of the Company) or have any ability to direct the use or distribution of such income. Thus, such income will cause the amount in escrow to increase. The Company cannot use the escrowed amounts to pay the costs of evaluating potential Business Combinations.

     As a result of the Offering, the Company has sufficient available funds, assuming that a Business Combination is not consummated, to operate until at least August 22, 1999. To the extent that Common Stock is used as consideration to effect a Business Combination, the balance of the Net Proceeds of the Offering not theretofore expended will be used to finance the operations of the Target Business. The Company has not incurred any debt in connection with its organizational activities. No cash compensation will be paid to any officer or director until after the consummation of the first Business Combination. Since the role of present management after a Business Combination is uncertain, the Company has no ability to determine what remuneration, if any, will be paid to such persons after a Business Combination.

     In the event that the Company does not effect a Business Combination by February 22, 1999 or August 22, 1999 if the Extension Criteria has been satisfied, the Company will submit for stockholder consideration a proposal to liquidate the Company and distribute to the then holders of Class A Stock acquired as part of the Units sold in the Offering or in the open market thereafter, the amount held in the escrow account maintained by the Proceeds Escrow Agent. Thereafter, all remaining assets available for distribution will be distributed to all holders of the Company's Common Stock after payment of liabilities and after appropriate provision has been made for the payment of liquidation distributions upon each class of stock, if any, having preference over the Common Stock. To the extent that a Business Combination is not effected in the time allowed and the Company's stockholder determine not to liquidate the Company, the Company believes that income from the escrow account and the interest income derived from the investment of these net proceeds during such period, may be sufficient to defray continuing expenses, including costs relating to compliance with securities laws and regulations, for a period of several additional years until the Company consummates a Business Combination. Since all stockholders of the Company immediately prior to August 22, 1997 have agreed to waive their respective rights to participate in a liquidation distribution occurring prior to the first Business Combination, all of the assets of the Company, including any income and interest earned on the proceeds of the Offering, which may be distributed upon such liquidation would be distributed to the owners of the Class A Stock issued as part of the Units in the Offering of in the open market thereafter.

     All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of Directors other than the reimbursement of reasonable expenses incurred in attending meetings. Officers are elected annually by the Board of Directors and serve at the discretion of the Board. The Company has not entered into any employment agreements or other understandings with its directors or executive officers concerning compensation. No cash compensation is or will be paid to any officer or director in their capacities as such until after the consummation of the first Business Combination. Since the role of present management after the consummation of a Business Combination is uncertain, the Company has no ability to determine what remuneration, if any, will be paid to such persons after the consummation of a Business Combination.

     No family relationships exist among any of the named directors or the Company's officers. No arrangement or understanding exists between any such director or officer and any other person pursuant to which any director or officer was elected as a director or officer of the Company.

     There are no agreements or understandings for any officer or director of the Company to resign at the request of another person and none of the officers or directors of the Company are acting on behalf or, or will act at the direction of, any other person.

     The holder of the Company's outstanding Series A Preferred Stock is COIJ, an indirect affiliate of Bright, a private company which owns and licensed to the Company, for the purpose of marketing the Offering, the servicemarks SMA2RT (Servicemark) and Specialized Merger and Acquisition Allocated Risk Transaction (servicemark).

     Other than as set forth in this Form 10-KSB, no other relationships exist between and among management stockholders and non-management stockholders. Moreover, there are no arrangements, agreements or understandings between non-management stockholders and management under which non-management stockholders may directly or indirectly participate in or influence the management of the Company's affairs. The Company has no knowledge of whether or not non-management stockholders will exercise their voting right to continue to elect the current directors to the Company's board.

ITEM 7   FINANCIAL STATEMENTS

     The financial statements listed in Item 13 are included in this report beginning on page F-1.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The current directors and officers of the Company are as follows:

             Name                      Age                      Position
             ----                      ---                      --------
       David J. Mitchell               36                    Chairman of the
                                                              Board, Chief
                                                            Executive Officer
                                                                Director

      C. Thomas McMillen               44                 Secretary, Treasurer,
                                                                Director

          A.J. Nassar                  40                       Director


Management

     David J. Mitchell has been President of Mitchell & Co., Ltd., a New York-based merchant banking company founded by him, since January 1991. He has been Chairman of the Board, Chief Executive Officer and a director of the Company since October 1996. Mr. Mitchell has also been a partner of Petherton Capital Corporation, a privately owned real estate investment company, since March 1992. Prior to 1991, Mr. Mitchell was employed in various positions at several investment banking firms. Mr. Mitchell is a director of Holmes Protection Group, a NASDAQ-listed company, Kellstrom Industries, Inc., a NASDAQ-listed company, and Bogen Communications International, Inc., an American Stock Exchange Company, as well as several private companies, Mr. Mitchell also serves as a director and/or officer of various not-for-profit universities and foundations.

     C. Thomas McMillen has been Chairman and Chief Executive Officer of Complete Wellness Centers, Inc., a physician practice management company founded by him, since November 1994. He has been a director, Treasurer and Secretary of the Company since October 1996. Mr. McMillen has been president of McMillen & Company, Inc., a health care consulting firm, since January 1993. He served as Chief Administrative Officer of CliniCorp, Inc. from November 1993 to March 1994 where he was responsible for a turnaround effort that resulted in CliniCorp's first profit for the quarter ended November 1994. Until December 1994, Mr. McMillen was a director of Clinicorp, which filed for bankruptcy in June 1996. Mr. McMillen serves on the Board of Directors of Commodore Applied Technologies, Inc., Kellstrom, Inc., CHG, Inc. and UC Television Network Corp.

     Mr. McMillen served three consecutive terms in the United States House of Representatives from 1987 to 1993, representing the Fourth Congressional District of Maryland. Prior to serving in Congress, Mr. McMillen played for eleven seasons in the National Basketball Association for the New York Knicks, the Atlanta Hawks and the Washington Bullets. Mr. McMillen was awarded a Rhodes Scholarship and was a member of the United States Olympic Basketball Team in 1972. He currently serves as Co-chair of the President's Council on Physical Fitness and Sports.

     A.J. Nassar has served as President, Chief Executive Officer, Treasurer and a Director of The Maxim Group, Inc. since December 1990. From 1986 to 1990, Mr. Nassar served as Vice President and Chief Operating Officer of Kenny Carpet and Linoleum, Inc., a multistore retail carpet chain in western New York. He was previously employed by Trend Carpet Mills and Queen Carpet Mills, both of which are carpet manufacturers, where he was responsible for cultivating new markets in the northeastern United States. In addition, Mr. Nassar has served as a managing partner of K.K.N. Investment, a privately held real estate development and holding company.

ITEM 10   EXECUTIVE COMPENSATION

     No cash compensation will be paid or accrued for any officer or director in their capacities as such until after the consummation of the first Business Combination.

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of December 1, 1997 based on information obtained from the persons named below. With respect to the beneficial ownership of shares of the Company's Common Stock by (i) each person known to be the owner of more than 5% of the outstanding shares of Common Stock,
(ii) each director and (iii) all executive officers and directors as a group.

       Name or Group (1)          Amount and Nature of          Percentage of
                                   of Beneficial Owner        Outstanding Shares
                                        ship (2)               of Class A Stock
                                                                   (3) (4)
       David J. Mitchell                 12,500                      4.9%
      C. Thomas McMillen                 12,500                      4.9%
     Manhattan Associates,               12,500                      4.9%
            L.L.C.
          A.J. Nassar                    15,000                      1.7%

    All executive officers               52,500 (5)                 15.2%
   and directors as a group
        (four persons)

(1)  Each person and entity listed has an address in care of the Company.

(2) Unless otherwise noted, the Company believes that each person named in the table has sole voting and investment power with respect to all shares of Class A Stock beneficially owned by him or it.

(3) Includes options to purchase 50,000, 50,000 and 33,333.30 Units each to be identical to the Units issued in the offering, to each of Mr. Mitchell, Mr. McMillen and Manhattan Associates, LLC, respectively. Excludes options to purchase 15,000 shares of Class B Stock held by Mr. Mitchell and Mr. McMillen.

(4)  Assumes no exercise of (i) the  Representative's  Unit  Purchase  Warrants;
     (ii) the Representative's Class B Warrants; (iii) the Class A Warrants included in the Units offered hereby; (iv) any other warrants owned by any of the named persons, or (v) the Class B Options and assumes no conversion of the Series A Preferred Stock.

(5) Excludes (i) options held by the Company's executive Officers and directors to purchase up to 100,000 Units in the aggregate for $12.50 per Unit and
     (ii)( the Class B Options.

     The shares of Class A Stock and Series A Preferred Stock owned by the Company's present stockholders, including the directors and the executive officer of the Company, excluding the 20,000 Placement Shares issued in November 1995, have been be placed in escrow until the earlier of (i) the consummation of the first Business Combination, or (ii) February 22, 1999 subject to extension to August 22, 1999 if the Extension Criteria have been satisfied. During such period, such stockholders are not able to sell or otherwise transfer their respective shares of Class A Stock (with certain exceptions), but will retain all other rights as stockholders of the Company, including, without limitation, the right to vote such shares of Class A Stock (subject to their agreement to vote their shares in accordance with the vote of a majority of the shares voted by non-affiliated public stockholders with respect to the consummation of a Business Combination or liquidation proposal) but excluding the right to request the redemption of escrowed shares pursuant to a Redemption Offer.

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In August 1995, the Company issued 52,500 shares of Class A Stock to its directors and affiliates for a purchase price of $.10 per share as follows: to Manhattan Associates, LLC, an affiliate of Arthur H. Goldberg, Stanley Kreitman and Marshall Manley (who were then directors of the Company), 37,500 shares, and to A.J. Nassar, 15,000 shares. In November 1995, the Company issued the 20,000 Placement Shares to five accredited investors at a purchase price of $0.50 per share, before deducting offering expenses). These five investors also loaned $100,000 to the Company, which amount was repaid out of the proceeds of the Offering.

     As of May, 1997, the Company redeemed 25,000 shares of Class A Stock held by Manhattan Associates, LLC. Each of David J. Mitchell and Thomas C. McMillen purchased 12,500 shares of Class A Stock for a purchase price of $.10 per share or $2,500 in the aggregate from the Company. Both of such purchases agreed to be bound by the restrictions on shares held by officers and directors of the Company in the aggregate from the Company.

     The Company has entered into an oral agreement with Mitchell & Co. to lease office space and to be provided with secretarial and office services, which commenced upon the closing of the Offering. The Company will pay $2,500 per month to Mitchell & Co. for rent and such services. Management believes that these terms compare favorably to any arrangement which might be made with an unaffiliated party. See "Item 2. Description of Properties."

     In September 1995, Bright's predecessor granted the Company a non-exclusive license to use for the sole purpose of the Offering. Bright's SMA2RT (Servicemark) and Specialized Merger and Acquisition Allocated Risk Transaction (Servicemark) servicemarks. In consideration of Bright granting the non-exclusive license to the Company, the Company paid a total of $100,000 to Bright. The value paid by the Company wa negotiated at arm's length, although no objective criteria were used to measure the value of the license. One important consideration, however, is that Bright's corporate predecessor previously licensed the SMA2RT (Servicemark) name and Initial structure Acquisition Corp. and Bright licensed the SMA2RT (Servicemark) name and structure to Orion Acquisition Corp. II, which successfully completed initial public offerings in May 1995 and July 1996, respectively.

     Mr. David Mitchell and Mr. Thomas McMillen, directors of the Company, have each received options to purchase up to 15,000 shares, or up to 30,000 in the aggregate, of the Company's Class B Stock at an exercise price of up to $300,000. The options will expire, if not sooner exercised upon consummation of a Business Combination. The Company has agreed to use its best efforts to register the shares of Class A Stock underlying the options as soon as practicable after their issuance.

     CDIJ, an indirect affiliate of Bright, is the holder of the Company's outstanding 94 shares of Series A Preferred Stock, which it purchased for $9,400 and 1,000 shares of Class A Stock which it purchased for $.10 per share. CDIJ paid cash for the Class A Stock and issued a promissory note at an interest rate of 8% for the Series A Preferred Stock, which was satisfied simultaneously with the closing of the Offering.

     The purchase prices for all Class A Stock and Preferred Stock sold by the Company prior to August 22, 1997 were established by negotiations between the Board of Directors and the various investors.

     The Company will require that any future transactions between the Company and its officers, directors, principal stockholders and the affiliates of the foregoing persons be on terms no less favorable to the Company than could reasonably be obtained in arm's length transactions with independent third parties and that any such transactions also be approved by a majority of the Company's directors disinterested in the transaction. Management of the Company has not yet ascertained the amount of remuneration that will be payable to the Company's officers and directors following completion of a Business Combination.

     Mr. Mitchell and the other directors of the Company may be deemed to be "promoters" of the Company.


ITEM 13   EXHIBITS, AND REPORTS ON FORM 8-K

          (a)  The following are filed as a part of this report:

     (1)  Financial Statements

                                                                            PAGE
                                                                            ----
Report of Independent Certified Public Accountants...........................F-3

Balance Sheet - August 31, 1997..............................................F-4

Statement of Operations  for the Year Ended August 31, 1997,
     August 31, 1996 and for the period September 1, 1995
     (Date of inception) to August 31, 1996..................................F-5

Statements of Stockholders' Equity September 1, 1995
     (Date of inception) to August 31, 1997..................................F-6

Statements of Cash  Flows for the Year  Ended  August  31, 1997
     and the  period September 1, 1995 (Date of inception) to
     August 31,1997..........................................................F-7

Notes to Financial Statements...........................................F-8-F-17

     (2)  Exhibits

 Exhibit No.                         Description
 -----------                         -----------

     1.1 Underwriting Agreement [incorporated by reference to Exhibit 1.1 to the Registrant's Re gistration Statement on Form SB-2 (Commission File No. 33-80647) filed on June 16, 1997].

     3.1 Amended and Restated Certificate of Incorporation of the Registrant [incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-80647) filed on February 6, 1996].

     3.2 By-laws of the Registrant [incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-80647) filed on June 16, 1997].

     4.1 Form of Class A Common Stock Certificate of the Registrant [incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2 (Commission File No. 33-80647) filed on June 16, 1997].

     4.2 Warrant Agency Agreement dated May 28, 1996 between American Stock Transfer & Company and the Registrant. [incorporated by reference to
            Exhibit 4.2 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33- 80647) filed on June 16, 1997].

     4.3 Form of Class A Common Stock Purchase Warrant of the Registrant [incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-80647) filed on June 16, 1997].

     4.4 Form of Class B Stock Certificate of the Registrant [incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-80647) filed on June 16, 1997].

     4.5 Form of Representatives' Warrant Agreement of the Registrant [incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33- 80647) filed on June 16, 1997].

     4.6 Form of Representatives' Warrant [(included in Exhibit 4.5) incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33- 80647) filed on June 16, 1997].

     4.7 Form of Unit Certificate [incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-80647) filed on June 16, 1997].

     10.1 Form of Escrow Agreement for proceeds from sale of Units [incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33- 80647) filed on June 16, 1997].

     10.2 Form of Escrow Agreement for outstanding Common stock [incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33- 80647) filed on February 6, 1996].

     10.3 Amended and Restated License Agreement, dated May 9, 1997, between Bright and the Company [incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-80647) filed on June 16, 1997].

     10.4   Management Unit Purchase Option [incorporated by reference to
            Exhibit 10.4 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-80647) filed on December 20, 1995].

     10.5   Class B Stock Option Agreement [incorporated by reference to Exhibit
            10.5 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-80647) filed on June 16, 1997].


     (b)  Reports on Form 8-K

          None

                        North Atlantic Acquisition Corp.
                             (formerly Orion Acquisition
                                                Corp. I)
                                   (a corporation in the
                                      development stage)

















                                                            Financial Statements
                                            Years Ended August 31, 1997 and 1996

                        North Atlantic Acquisition Corp.
                             (formerly Orion Acquisition
                                                Corp. I)
                                   (a corporation in the
                                      development stage)














================================================================================


                                                            Financial Statements
                                            Years Ended August 31, 1997 and 1996

                                                North Atlantic Acquisition Corp.
                                            (formerly Orion Acquisition Corp. I)
                                        (a corporation in the development stage)

                                                                        Contents
================================================================================





Report of independent certified public accountants                          F-3

Financial statements:
   Balance sheet                                                            F-4
   Statements of operations                                                 F-5
   Statements of stockholders' equity                                       F-6
   Statements of cash flows                                                 F-7
   Notes to financial statements                                     F-8 - F-17

Report of Independent Certified Public Accountants


Board of Directors and Stockholders of
  North Atlantic Acquisition Corp.
New York, New York

We have audited the accompanying balance sheet of North Atlantic Acquisition Corp. (formerly Orion Acquisition Corp. I) (a corporation in the development stage) as of August 31, 1997, and the related statements of operations, stockholders' equity, and cash flows for the years ended August 31, 1997 and 1996, and the period September 1, 1995 (date of inception) to August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Atlantic Acquisition Corp. as of August 31, 1997, and the results of its operations and its cash flows for the years ended August 31, 1997 and 1996, and the period September 1, 1995 (date of inception) to August 31, 1997, in conformity with generally accepted accounting principles.


BDO Seidman, LLP





New York, New York

November 4, 1997

                                                North Atlantic Acquisition Corp.
                                            (formerly Orion Acquisition Corp. I)
                                        (a corporation in the development stage)

                                                                   Balance Sheet
================================================================================

August 31, 1997
-------------------------------------------------------------------------------------------
Assets
Cash                                                                            $   400,535
Cash held in escrow                                                                   1,676
Investment in treasury securities held in escrow (Notes 2 and 4)                  7,998,324
-------------------------------------------------------------------------------------------
                                                                                $ 8,400,535
===========================================================================================
Liabilities and Stockholders' Equity
Liabilities:
   Accrued expenses                                                             $   182,431
   Notes payable (Note 6)                                                           100,000
-------------------------------------------------------------------------------------------
        Total liabilities                                                           282,431
-------------------------------------------------------------------------------------------
Commitments (Note 5)
Common stock subject to possible conversion, 160,000 shares at
   redemption value (Note 2)                                                      1,600,000
-------------------------------------------------------------------------------------------
Stockholders' equity (Notes 1, 2, 3 and 6):
   Convertible preferred stock, $.01 par value - shares authorized 1,000,000,
      outstanding none; subscribed 94; liquidation value - $9,400                         1
   Subscription receivable                                                           (9,400)
   Class A common stock, $.01 par value - shares authorized 10,000,000;
      outstanding 906,000                                                             9,060
   Class B common stock, $.01 par value - shares authorized 250,000;
      issued and outstanding 150,000                                                  1,500
   Additional paid-in capital                                                     6,586,948
   Deficit accumulated during the development stage                                 (70,005)
-------------------------------------------------------------------------------------------
        Total stockholders' equity                                                6,518,104
-------------------------------------------------------------------------------------------
                                                                                $ 8,400,535
===========================================================================================

                                 See accompanying notes to financial statements.

                                                North Atlantic Acquisition Corp.
                                            (formerly Orion Acquisition Corp. I)
                                        (a corporation in the development stage)

                                                        Statements of Operations
================================================================================

                                                                        Period from
                                             Year ended August 31,   September 1, 1995
                                            ----------------------    (inception) to
                                               1997         1996      August 31, 1997
--------------------------------------------------------------------------------------
General and administrative expenses
   and debt costs                           $  38,920    $  31,085      $  70,005
--------------------------------------------------------------------------------------
Net loss                                    $ (38,920)   $ (31,085)     $ (70,005)
======================================================================================
Net loss per common share                   $    (.33)   $    (.29)
======================================================================================
Weighted average common shares
   outstanding                                119,014      106,000
======================================================================================

                                 See accompanying notes to financial statements.

                                                North Atlantic Acquisition Corp.
                                            (formerly Orion Acquisition Corp. I)
                                        (a corporation in the development stage)

                                              Statements of Stockholders' Equity
================================================================================

                                                                                   Class A                    Class B
                                                                             ---------------------        -----------------
                                       Preferred stock                            Common stock              Common stock
                                      ------------------    Subscription     ---------------------        -----------------
                                      Shares      Amount     receivable       Shares        Amount        Shares     Amount
---------------------------------------------------------------------------------------------------------------------------
Issuance of founders' shares            --        $   --    $    --            86,000   $  860                 --   $   --
Sale of common stock                    --            --         --            20,000      200                 --       --
Subscription receivable                 94             1     (9,400)               --       --                 --       --
Net loss                                --            --         --                --       --                 --       --
---------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 1996                94             1     (9,400)          106,000    1,060                 --       --
Net loss                                --            --         --                --       --                 --       --
Sale of common stock, net               --            --         --           800,000    8,000            150,000    1,500
Reclassification to
   redeemable
   common stock                         --            --         --                --       --                 --       --
---------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 1997                94        $    1    $(9,400)          906,000   $9,060            150,000   $1,500
===========================================================================================================================


                                                      Deficit
                                                    accumulated
                                    Additional       during the        Total
                                       paid-in      development    stockholders'
                                       capital         stage          equity
--------------------------------------------------------------------------------
Issuance of founders' shares       $     7,740    $     --       $     8,600
Sale of common stock                    44,800          --            45,000
Subscription receivable                  9,399          --                --
Net loss                                    --     (31,085)          (31,085)
--------------------------------------------------------------------------------
Balance, August 31, 1996                61,939     (31,085)           22,515
Net loss                                    --     (38,920)          (38,920)
Sale of common stock, net            8,125,009          --         8,134,509
Reclassification to
   redeemable
   common stock                     (1,600,000)         --        (1,600,000)
--------------------------------------------------------------------------------
Balance, August 31, 1997           $ 6,586,948    $(70,005)      $ 6,518,104
================================================================================

                                 See accompanying notes to financial statements.

                                                North Atlantic Acquisition Corp.
                                            (formerly Orion Acquisition Corp. I)
                                        (a corporation in the development stage)

                                                        Statements of Cash Flows
================================================================================

                                                                                                                      Period from
                                                                                    Year ended August 31,          September 1, 1995
                                                                         -------------------------------------      (inception) to
                                                                                  1997                  1996        August 31, 1997
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                                $   (38,920)          $   (31,085)          $   (70,005)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Amortization of deferred debt costs                                          --                 9,800                 9,800
        Amortization of discount on notes
           payable                                                               17,088                17,912                35,000
        Changes in assets and liabilities-
           accrued expenses                                                      84,332                 8,099                92,431
------------------------------------------------------------------------------------------------------------------------------------
              Net cash provided by
                operating activities                                             62,500                 4,726                67,226
------------------------------------------------------------------------------------------------------------------------------------
Cash flows used in investing activities:
      Purchase of treasury securities in
        escrow                                                               (7,998,324)                   --            (7,998,324)
      Increase in cash held in escrow                                            (1,676)                   --                (1,676)
------------------------------------------------------------------------------------------------------------------------------------
              Net cash used in investing
                activities                                                   (8,000,000)                   --            (8,000,000)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Proceeds from sale of common stock,
        net                                                                   8,134,509                53,600             8,188,109
      Deferred costs:
        Registration                                                            177,792               (87,792)               90,000
        Debt                                                                         --                (9,800)               (9,800)
      Proceeds from issuance of notes
        payable                                                                      --                65,000                65,000
------------------------------------------------------------------------------------------------------------------------------------
              Net cash provided by financing
                activities                                                    8,312,301                21,008             8,333,309
------------------------------------------------------------------------------------------------------------------------------------
Net increase in cash                                                            374,801                25,734               400,535
Cash, beginning of period                                                        25,734                    --                    --
------------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                         $   400,535           $    25,734           $   400,535
====================================================================================================================================
Supplemental disclosures for cash flow
    information:
      Cash paid for:
        Interest                                                            $        --           $        --           $        --
        Taxes                                                                        --                    --                    --
====================================================================================================================================

In fiscal 1996, the Company received a note for subscribed preferred stock amounting to $9,400, which is a noncash financing activity.

In  fiscal 1996, the Company has recorded a $90,000 liability relating to a license agreement (Note 1), which is a noncash financing activity.
================================================================================

                                 See accompanying notes to financial statements.

                                                North Atlantic Acquisition Corp.
                                            (formerly Orion Acquisition Corp. I)
                                        (a corporation in the development stage)

                                                   Notes to Financial Statements
================================================================================

1.   Summary of Significant Accounting Policies

     Deferred Debt Costs

     Net unamortized costs incurred in connection with the notes payable (Note 5(a)) of $9,800 were amortized over six months (the estimated term of the debt) using the straight-line method. Amortization expense was $9,800 for the period from September 1, 1995 (inception) to August 31, 1996.

     Income Taxes

     The Company follows the Financial Accounting Standards Board ("FASB") Statement No. 109. This statement requires that deferred income taxes be recorded following the liability method of accounting and be adjusted periodically when income tax rates change.

     As of August 31, 1997 and 1996, the Company has a net operating loss carryforward of approximately $70,000 and $31,000, respectively, which results in a deferred tax asset of approximately $27,000 and $12,000, respectively, which has been offset by a valuation allowance.

     Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Earnings Per Share

     Earnings per share of common stock is computed based on the weighted average number of common stock and common stock equivalent shares outstanding during the period. Common stock and warrants issued for consideration below the proposed public offering price have been included as if they had been outstanding for all periods presented. Stock
     equivalents   have  not  been   included   since  their   effect  would  be
     antidilutive.

                                                North Atlantic Acquisition Corp.
                                            (formerly Orion Acquisition Corp. I)
                                        (a corporation in the development stage)

                                                   Notes to Financial Statements
================================================================================

     Accounting for Stock-based Compensation

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-based Compensation". Beginning in 1996, SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, the recognition of employee compensation expense related to stock compensation based on the fair value of the equity instrument granted. Companies that do not adopt the fair value recognition provisions of SFAS No. 123 and continue to follow the existing APB Opinion No. 25 rules to recognize and measure compensation will be required to disclose the pro forma amounts of net income and earnings per share that would have been reported had the Company elected to follow the fair value recognition rules of SFAS No. 123. The Company has elected to continue to use the intrinsic value-based method of APB Opinion No. 25, and has adopted the disclosure requirements of SFAS No. 123.

     Disclosure of Fair Value of Financial Instruments

     The carrying amount of financial instruments including cash, treasury securities in escrow and accrued expenses approximated fair value as of August 31, 1997 because of the relatively short maturity of these instruments.

                                                North Atlantic Acquisition Corp.
                                            (formerly Orion Acquisition Corp. I)
                                        (a corporation in the development stage)

                                                   Notes to Financial Statements
================================================================================

     Recent Accounting Pronouncements

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 simplifies the computation of earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share, as defined. The statement requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. SFAS No. 128 is not expected to have a significant impact on the Company's financial statements.

     In June 1997, SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," were issued. SFAS No. 130 addresses standards for reporting and display of comprehensive income and its components and SFAS No. 131 requires disclosure of reportable operating segments. Both statements are effective for the Company's 1998 fiscal year. These pronouncements are not expected to affect the Company's financial statements.


2.   Organization and Business Operations

     The Company was incorporated in Delaware on August 9, 1995 to acquire an operating business. Operations did not occur until September; accordingly, financial statements have been presented commencing on September 1, 1995. At August 31, 1997, the Company had not yet commenced any formal business operations and all activity to date relates to the Company's formation and fund raising.

                                                North Atlantic Acquisition Corp.
                                            (formerly Orion Acquisition Corp. I)
                                        (a corporation in the development stage)

                                                   Notes to Financial Statements
================================================================================

     The Registration Statement for the Company's Initial Public Offering (the "Offering") became effective August 22, 1997. The Company consummated the Offering on August 27, 1997 and raised net proceeds of approximately $8,100,000 (see Note 3). The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business ("Business Combination"). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An aggregate of $8,000,000 of the net proceeds is being held in an escrow account which will be invested, until released, in short-term United States Government Securities, including treasury bills and cash and cash equivalents ("Proceeds Escrow Account"), subject to release at the earlier of (i) consummation of its first Business
     Combination or (ii) distribution of the Class A stock (see below). Therefore, the remaining proceeds from the Offering will be used to pay for business, legal and accounting, due diligence on prospective acquisitions, costs relating to the public offering and continuing general and administrative expenses in addition to other expenses.

     The Company, prior to the consummation of any Business Combination, will submit such transaction to the Company's stockholders for their approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. All of the Company's prior stockholders, including all directors and the Company's executive officer, have agreed to vote their respective shares of Class A stock in accordance with the vote of the majority of the shares voted by all other stockholders of the Company ("nonaffiliated public stockholders") with respect to any such Business Combination. A Business Combination will not be consummated unless approved by a vote of two-thirds of the shares of common stock owned by nonaffiliated public stockholders.

                                                North Atlantic Acquisition Corp.
                                            (formerly Orion Acquisition Corp. I)
                                        (a corporation in the development stage)

                                                   Notes to Financial Statements
================================================================================

     At the time the Company seeks stockholder approval of any potential Business Combination, the Company will offer ("Redemption Offer") each of the nonaffiliated public Class A stockholders the right, for a specified period of time not less than 20 calendar days, to redeem his shares of
     Class A stock. The per share redemption price will be determined by dividing the greater of (i) the Company's net worth or (ii) the amount of assets of the Company in the escrow account (including all interest earned thereon) by the number of shares of Class A stock held by such nonaffiliated public stockholders. In connection with the Redemption Offer, if nonaffiliated public stockholders holding less than 20% of the Class A stock elect to redeem their shares, the Company may, but will not be required to, proceed with such Business Combination and, if the Company elects to so proceed, will redeem such shares by dividing (a) the greater of (i) the Company's net worth as reflected in the Company's financial statements or (ii) the amount of the proceeds of the Company in the escrow account by (b) the number of shares of Class A stock held by nonaffiliated public stockholders ("Liquidation Value"). Accordingly, a portion of the net proceeds from the Offering (20% of the cash and treasury securities held in escrow) has been classified as common stock subject to possible redemption in the accompanying balance sheet at the estimated value. In any case, if nonaffiliated public stockholders holding 20% or more of the Class A stock elect to redeem their shares, the Company will not proceed with such potential Business Combination and will not redeem such shares.

                                                North Atlantic Acquisition Corp.
                                            (formerly Orion Acquisition Corp. I)
                                        (a corporation in the development stage)

                                                   Notes to Financial Statements
================================================================================

     All shares of the escrowed stock outstanding immediately prior to the date of the Offering will be placed in escrow until the earlier of (i) the occurrence of the first Business Combination, (ii) 18 months from the effective date of the Offering or (iii) 24 months from the effective date of the Offering if prior to the expiration of such 18 month period the Company has become a party to a letter of intent or a definitive agreement to effect a Business Combination, in which case such period shall be extended six months. During the escrow period, the holders of escrowed shares of common stock will not be able to sell or otherwise transfer their respective shares of common stock (with certain exceptions), but will retain all other rights as stockholders of the Company, including, without limitation, the right to vote escrowed shares of Class A stock, subject to their agreement to vote their shares in accordance with a vote of a majority of the shares voted by nonaffiliated public stockholders with respect to a Business Combination or liquidation proposal.

     If the Company does not effect a Business Combination within 18 months from the effective date or 24 months from the effective date if the extension criteria have been satisfied, the Company will submit for stockholder consideration a proposal to distribute to the then holders of Class A stock (issued in the Offering or acquired in the open market thereafter) in redemption of such shares, the amounts in the escrow account. Following such redemption of Class A stock, each outstanding share of Class B stock will be exchanged for two shares of Class A stock.

     In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution to the holders of common stock purchased in the Offering (including escrow account assets) will approximately equal the initial public offering price per unit in the Offering.

                                                North Atlantic Acquisition Corp.
                                            (formerly Orion Acquisition Corp. I)
                                        (a corporation in the development stage)

                                                   Notes to Financial Statements
================================================================================

3.   Public Offering

     On August 27, 1997, the Company sold 800,000 units ("Units") in the Offering and 150,000 shares of Class B exchangeable common stock. Each Unit consists of one share of the Company's Class A common stock and one Class A redeemable common stock purchase warrant ("Class A Warrant"). Each Class A Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $9.00; each Class B Stock entitles the holder to receive two Units in exchange 90 days after the date of a Business Combination.

     Concurrent with the Offering, the Company amended and restated its certificate of incorporation to increase its authorized common stock to 10,250,000 shares, of which 10,000,000 shares are designated Class A stock and 250,000 shares are designated Class B stock. The Company also increased its authorized preferred stock to 1,000,000 shares. The financial statements have been retroactively adjusted for this change for all periods presented.



4.   Treasury Securities Held in Escrow

     On August 28, 1997, the Company invested the cash held in escrow into three treasury securities for a total of $7,998,324, with the excess cash of $1,676 remaining in the escrow account. The treasury securities are summarized below:

                                          Maturity       Interest         Maturity
                              Cost         amount          rate             date
-----------------------------------------------------------------------------------------
Treasury bill              $3,999,718     $4,106,000        5.12%    February 26, 1998

Treasury bill               1,999,514      2,109,000        5.23     August 20, 1998
-----------------------------------------------------------------------------------------
   Total treasury bills     5,999,232      6,215,000

Treasury note               1,999,092      2,018,000        5.00     February 15, 1999
-----------------------------------------------------------------------------------------
   Total treasury
      securities held
      in escrow            $7,998,324     $8,233,000
=========================================================================================



     At August 31, 1997, the cost of each of the above-listed treasury securities approximated its market value.

                                                North Atlantic Acquisition Corp.
                                            (formerly Orion Acquisition Corp. I)
                                        (a corporation in the development stage)

                                                   Notes to Financial Statements
================================================================================

5.   Commitments

     The Company has entered into an oral agreement with David J. Mitchell, Chairman and Chief Executive Officer, to lease office space, as well as certain office and secretarial services, commencing upon the closing of this Offering. The Company will pay $2,500 per month to Mr. Mitchell for such services.


6.   Stockholders' Equity

     (a)  Private Placement

          In November 1995, the Company completed a private offering to a limited group of investors which consisted, in the aggregate, of $100,000 in unsecured promissory notes bearing interest at 8% per annum. The notes are payable upon the earlier of May 1998 or the completion of an initial public offering. As of August 31, 1997, the notes, together with accrued interest, were not repaid. In addition, the Company also issued to the private placement investors 20,000 shares of common stock for $10,000. The notes were discounted $35,000 for financial reporting purposes as a result of additional fair value attributed to the common stock issued to the private placement shareholders. The effective rate on the notes is approximately 45%.

     (b)  Preferred Stock

          The Company is authorized to issue 1,000,000 shares of "blank check" preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

                                                North Atlantic Acquisition Corp.
                                            (formerly Orion Acquisition Corp. I)
                                        (a corporation in the development stage)

                                                   Notes to Financial Statements
================================================================================

          The Company has outstanding 94 shares of Series A preferred stock, owned by CDIJ Capital Partners, L.P., an indirect affiliate of Bright Licensing Corp. (Note 1). The purchase price for such shares, $100.00 per share or $9,400 in the aggregate, is payable to the Company, without interest, upon the earlier of November 15, 1996 or the closing of the Offering. As of August 31, 1997, the $9,400 was not received by the Company. The Series A preferred stock is nonvoting, does not bear a dividend and has a liquidation value of $100.00 per share. Each share of Series A preferred stock will be convertible into 1,000 shares of common stock for a period one year following the consummation of a Business Combination. In the event that a Business Combination does not occur within 18 months from the effective date or 24 months from the effective date if the extension criteria are satisfied, the Series A preferred stock will be redeemed by the Company for its liquidation value.

     (c)  Options

          The Company granted options to purchase 100,000 Units to the founders, in consideration for their service as directors, and officers of the Company. The options are exercisable for a period of three years from the date of a Business Combination at an exercise price of $12.50 per Unit. The options are fully vested. The shares issuable upon exercise of the options and underlying warrants may not be sold or otherwise transferred until 120 days after the first Business Combination.

          In October 1996, the Company cancelled the 100,000 options and granted additional options to purchase 133,333.3 Units to the Company's two new directors and to a founder. The options are exercisable for a period of three (3) years from the date of a Business Combination at an exercise price of $12.50 per Unit.

          The Company has granted options to purchase 30,000 shares of the Company's Class B Stock to two directors at an exercise price of $10.00 per share. The options will expire, if not sooner exercised, upon consummation of a Business Combination.

                                                North Atlantic Acquisition Corp.
                                            (formerly Orion Acquisition Corp. I)
                                        (a corporation in the development stage)

                                                   Notes to Financial Statements
================================================================================

     (d)  Warrants

          In connection with the Offering described in Note 3, the Company sold 800,000 Class A Warrants which entitle the holder to purchase one share of Class A common stock at a price of $9.00 per share. The Class A Warrants are redeemable, each as a class, in whole and not in part, at a price of $.05 per warrant upon 30 days' notice at any time provided that the Company's stockholders have approved a Business Combination and the last sale price of the common stock, if the common stock is listed for trading on all 10 of the trading days prior to the day on which the Company gives notice of redemption, has been $11.00 or higher. The Class A Warrants will become exercisable 90 days following a Business Combination and will expire on the fifth anniversary of the Offering.

          In addition, the Company sold to the underwriters 80,000 Units and 15,000 Class B Warrants for $15.00 (the "Representative's Warrants"). The Representative's Warrants are exercisable at a price of $11.00 per Unit and $11.00 per Class B Warrant for a period of four years commencing one year from the date of the Offering. The Units and Class B Warrants, issuable upon the exercise of the Representative's Warrants, are the same as the Units and Class B stock described in
          Note 3.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of December, 1997.


                                             NORTH ATLANTIC ACQUISITION CORP. II

Date: December 12, 1997                       By:  /s/ David J. Mitchell
                                                   -----------------------------
                                              David J. Mitchell
                                              Chairman of the Board
                                              Chief Executive Officer
                                              (Principal Executive Officer)


Date: December 12, 1997                       By:  /s/ Thomas McMillen
                                                   -----------------------------
                                              Thomas McMillen
                                              Secretary, Treasurer & Director
                                              (Principal Accounting Officer)

Date: December __, 1997                       By:
                                                   -----------------------------
                                              A.J. Nassar, Director


Date: December 12, 1997                       By:  /s/ David J. Mitchell
                                                   -----------------------------
                                              David J. Mitchell
                                              Chairman of the Board,
                                              Chief Executive Officer