Form 10QSB
period 1997-11-30
NORTH ATLANTIC ACQUISITION CORP
filed 1998-01-14
CIK 1004650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1997.

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 000-22813


                        North Atlantic Acquisition Corp.
             (Exact name of registrant as specified in its charter)


                                    Delaware
         (State or other jurisdiction of incorporation or organization)


                                   13-3853272
                      (I.R.S. Employer Identification No.)


            5 East 59th Street, 3rd. Floor, New York, New York 10022
               (Address of principal executive offices - Zip code)

Registrant's telephone number, including area code: (212) 486-4444


________________________________________________________________________________
Former name, former address and former fiscal year, if changes since last report.

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]         No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes [ ]         No [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A, common stock, par value $.01 per share, 906,000 shares outstanding as of December 31, 1997.

Class B, common stock, par value $.01 per share, 150,000 shares outstanding as of December 31, 1997.

                                                North Atlantic Acquisition Corp.
                                            (formerly Orion Acquisition Corp. I)
                                        (a corporation in the development stage)

                                                                           Index

================================================================================

Part  I - Financial Information

          Item 1. Financial Statements:

                  Balance sheets as of November 30, 1997 and
                    August 31, 1997                                            3
                  Statements of operations for the three months
                    ended November 30, 1997 and 1996 and period
                    from September 1, 1995 (inception) to
                    November 30, 1997                                          4
                  Statements of stockholders' equity for the three
                    months ended November 30, 1997                             5
                  Statements of cash flows for the three months
                    ended November 30, 1997 and 1996 and period from
                  September 1, 1995 (inception) to
                    November 30, 1997                                          6
                  Notes to financial statements                                7

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          8

Part II - Other Information

          Item 1. Legal Proceedings                                            9
          Item 2. Changes in Securities                                        9
          Item 3. Defaults Upon Senior Securities                              9
          Item 4. Submission of Matters to a Vote of Security Holders          9
          Item 5. Other Information                                            9
          Item 6. Exhibits and Reports on Form 8-K                             9

          Signatures                                                          10

                                                North Atlantic Acquisition Corp.
                                            (formerly Orion Acquisition Corp. I)
                                        (a corporation in the development stage)

                                                   Part 1. Financial Information
                                                    Item 1. Financial Statements
                                                                  Balance Sheets
================================================================================

                                                                                            November 30,               August 31,
                                                                                               1997                      1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)                (Audited)
Assets
Cash                                                                                         $  249,503               $  400,535
Cash held in escrow                                                                               1,676                    1,676
Investment in treasury securities held in escrow                                              8,103,324                7,998,324
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             $8,354,503               $8,400,535
====================================================================================================================================
Liabilities and Stockholders' Equity
Liabilities:
   Accrued expenses                                                                          $  133,099               $  182,431
   Notes payable                                                                                    --                   100,000
------------------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                                       133,099                  282,431
------------------------------------------------------------------------------------------------------------------------------------
Commitments
Common stock subject to possible conversion, 160,000 shares at redemption value               1,600,000                1,600,000
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
   Convertible preferred stock, $.01 par value - shares authorized 1,000,000;                        93                        1
      outstanding none; subscribed 94; liquidation value - $9,400
   Subscription receivable                                                                         (100)                  (9,400)
   Class A common stock, $.01 par value - shares authorized 10,000,000; outstanding               9,060                    9,060
      906,000
   Class B common stock, $.01 par value - shares authorized 250,000; issued and                   1,500                    1,500
      outstanding 150,000
   Additional paid-in capital                                                                 6,586,856                6,586,948
   Earnings (deficit) accumulated during the development stage                                   23,995                  (70,005)
------------------------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                            6,621,404                6,518,104
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             $8,354,503               $8,400,535
====================================================================================================================================

                                 See accompanying notes to financial statements.

                                                North Atlantic Acquisition Corp.
                                            (formerly Orion Acquisition Corp. I)
                                        (a corporation in the development stage)

                                                    Item 1. Financial Statements
                                                        Statements of Operations
                                                                     (Unaudited)
================================================================================

                                                                                                             Period from
                                                              Three months ended November 30,             September 1, 1995
                                                      ----------------------------------------------       (inception) to
                                                             1997                      1996               November 30, 1997
------------------------------------------------------------------------------------------------------------------------------------
Interest income                                          $  105,000                $    --                    $105,000
General and administrative expenses
   and debt  costs                                          (11,000)                 (2,431)                   (81,005)
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                        $   94,000                $ (2,431)                  $ 23,995
====================================================================================================================================
Net income (loss) per common share                       $      .09                $   (.02)
====================================================================================================================================
Weighted average common shares outstanding                1,056,000                 106,000
====================================================================================================================================


                                 See accompanying notes to financial statements.

                                                North Atlantic Acquisition Corp.
                                            (formerly Orion Acquisition Corp. I)
                                        (a corporation in the development stage)

                                                    Item 1. Financial Statements
                                              Statements of Stockholders' Equity
================================================================================


                                                                                                          Earnings
                                                             Class A            Class B                   (deficit)
                                                         -----------------  ----------------             accumulated
                           Preferred stock                 Common stock        Common stock   Additional during the        Total
                           ---------------  Subscription -----------------  ----------------   paid-in   development   stockholders'
                            Shares Amount    receivable    Shares   Amount    Shares  Amount    capital     stage         equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 1996      94       1     $(9,400)    106,000    $1,060       --  $    -- $    61,939   $(31,085)   $   22,515
Net loss                      --      --        --            --        --       --       --          --    (38,920)      (38,920)
Sale of common stock, net     --      --        --       800,000     8,000  150,000    1,500   8,125,009         --     8,134,509
Reclassification to
   redeemable
   common stock               --      --        --            --        --       --       --  (1,600,000)        --    (1,600,000)
------------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 1997
  (Audited)                   94       1      (9,400)    906,000     9,060  150,000    1,500   6,586,948    (70,005)    6,518,104
Subscription paid             --      92       9,300          --        --       --       --         (92)        --         9,300
Net income                    --      --          --          --        --       --       --          --     94,000        94,000
====================================================================================================================================
Balance, November 30,         94     $93     $  (100)    906,000    $9,060  150,000   $1,500  $6,586,856   $ 23,995    $6,621,404
   1997 (Unaudited)
====================================================================================================================================

                                 See accompanying notes to financial statements.

                                                North Atlantic Acquisition Corp.
                                            (formerly Orion Acquisition Corp. I)
                                        (a corporation in the development stage)

                                                    Item 1. Financial Statements
                                                        Statements of Cash Flows
                                                                     (Unaudited)
================================================================================


                                                                                                      Period from
                                                               Three months ended November 30,     September 1, 1995
                                                               ---------------------------------    (inception) to
                                                                  1997               1996          November 30, 1997
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income (loss)                                           $ 94,000            $ (2,431)          $   23,995
    Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating
      activities:
        Amortization of deferred debt costs                         --                  --                  9,800
        Amortization of discount on notes payable                   --                 2,431               35,000
        Changes in assets and liabilities:
           Accrued expenses                                      (49,332)               --               (105,000)
           Interest receivable on investments                   (105,000)               --                 43,099
---------------------------------------------------------------------------------------------------------------------
              Net cash provided by (used in)
                operating activities                             (60,332)               --                  6,894
---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Purchase of treasury securities in escrow                     --                  --             (7,998,324)
      Increase in cash held in escrow                               --                  --                 (1,676)
---------------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                 --                  --             (8,000,000)
---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Proceeds from sale of common stock, net                       --                  --              8,188,109
      Subscription paid                                            9,300                --                  9,300
      Deferred costs:
        Registration                                                --                  --                 90,000
        Debt                                                        --                  --                 (9,800)
        Repayment of notes payable                              (100,000)               --               (100,000)
      Proceeds from issuance of notes payable                       --                  --                 65,000
---------------------------------------------------------------------------------------------------------------------
              Net cash provided by (used in)
                financing activities                             (90,700)               --              8,242,609
---------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                 (151,032)               --                249,503
Cash, beginning of period                                        400,535              25,734                  --
---------------------------------------------------------------------------------------------------------------------
Cash, end of period                                             $249,503            $ 25,734           $  249,503
=====================================================================================================================
Supplemental disclosures for cash flow information:
    Cash paid for:
        Interest                                                $    --             $    --            $      --
        Taxes                                                        --                  --                   --

--------------------------------------------------------------------------------------------------------------------

In fiscal 1996, the Company received a note for subscribed preferred stock amounting to $9,400, which is a noncash financing activity.

In fiscal 1996, the Company has recorded a $90,000 liability relating to a license agreement, which is a noncash financing activity.

================================================================================

See accompanying notes to financial statements.

                                                North Atlantic Acquisition Corp.
                                            (formerly Orion Acquisition Corp. I)
                                        (a corporation in the development stage)

                                                    Item 1. Financial Statements
                                                   Notes to Financial Statements
================================================================================

1. Basis of Presentation      The   financial   statements   are   presented  in
                              accordance with the  requirements of Form 10-Q and
                              Regulation  210 of  S-X  and  consequently  do not
                              include all of the disclosures normally made in an
                              annual   Form  10-K   filing.   Accordingly,   the
                              financial  statements  included  herein  should be
                              reviewed  in   conjunction   with  the   financial
                              statements and footnotes therein included within the Company's Annual Report on Form 10-K for the year ended August 31, 1997.

                              The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presents all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The foregoing interim results are not necessarily indicative of the results of operations to be expected for a full year.

2. Investments                The  Company  has  invested  the  majority  of the
                              proceeds  from  the  initial  public  offering  in
                              United  States  Treasury  Bills.   These  treasury
                              bills,  which were  purchased  at a discount,  are
                              presented   at   their   accreted   cost,    which
                              approximates its market value.

                                                North Atlantic Acquisition Corp.
                                            (formerly Orion Acquisition Corp. I)
                                        (a corporation in the development stage)

                                 Item 2. Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations
================================================================================


North Atlantic Acquisition Corp. (the "Company") is a "blank check" or "blind pool" company which was formed on August 9, 1995 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination (a "Business Combination") with an operating business (a "Target Business"). The business objective of the Company is to effect a Business
Combination with a Target Business which the Company believes has significant growth potential. To date, the Company has not effected a Business Combination.

On August  27,  1997 (the  "Closing  Date"),  the  Company  sold  800,000  units
("Units") in the Offering and 150,000 shares of Class B exchangeable common stock. Each Unit consists of one share of the Company's Class A common stock and one Class A redeemable common stock purchase warrant ("Class A Warrant"). Each Class A Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $9.00; each Class B stock entitles the holder to receive two Units in exchange 90 days after the date of a Business Combination. On the Closing Date, the Registrant received net proceeds of approximately $8,100,000 (the "Net Proceeds"), after giving effect to the payment of all underwriting discounts, the underwriters' nonaccountable expense allowance and offering expenses. Pursuant to the terms of the Offering, approximately $8 million of the Net Proceeds, representing an amount equal to the gross proceeds from the sale of the Units, was placed in escrow with the Chase Manhattan Bank, N.A., subject to release in accordance with the terms of the Offering. These Net Proceeds have been invested in United States Treasury Bills and a Treasury Note.

                                                North Atlantic Acquisition Corp.
                                            (formerly Orion Acquisition Corp. I)
                                        (a corporation in the development stage)

                                                     Part II - Other Information
================================================================================


Item 1. Legal Proceedings

        None


Item 2. Changes in Securities

        None


Item 3. Defaults Upon Senior Securities

        None


Item 4. Submission of Matters to a Vote of Security Holders

        None


Item 5. Other Information

        None


Item 6. Exhibits and Reports on Form 8-K

        None

                                                North Atlantic Acquisition Corp.
                                            (formerly Orion Acquisition Corp. I)
                                        (a corporation in the development stage)

                                                     Part II - Other Information
================================================================================


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  January 14, 1998               North Atlantic Acquisition Corp.
                                      -------------------------------------
                                      (Registrant)

                                      By: /s/ David J. Mitchell
                                          ---------------------------------
                                          David J. Mitchell
                                          Chairman of the Board and
                                          Chief Executive Officer