Form 10QSB
period 1998-02-28
NORTH ATLANTIC ACQUISITION CORP
filed 1998-04-15
CIK 1004650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1998.

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number - 000-22813


                        North Atlantic Acquisition Corp.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   13-3853272
                      (I.R.S. Employer Identification No.)

            5 East 59th Street, 3rd. Floor, New York, New York 10022
               (Address of principal executive offices - Zip code)


--------------------------------------------------------------------------------
Registrant's telephone number, including area code:  (212) 486-4444

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changes since last report.

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes _X_           No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                            Yes ___           No ___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $.01 per share, 906,000 shares outstanding as of March 31, 1998.

                                                North Atlantic Acquisition Corp.
                                            (formerly Orion Acquisition Corp. I)
                                        (a corporation in the development stage)

                                                                           Index
================================================================================

Part I - Financial Information

     Item 1. Financial Statements:

             Balance sheets as of February 28, 1998 and
                 August 31, 1997                                              3
             Statements of operations for the three and six months
                 ended February 28, 1998 and 1997 and period
                 September 1, 1995 to November 30, 1997                       4
             Statements of stockholders' equity for the period
                 September 1, 1995 to February 28, 1998                       5
             Statements of cash flows for the six months
                 ended February 28, 1998 and period
                 September 1, 1995 to February 28, 1998                       6
             Notes to financial statements                                    7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              8

Part II - Other Information

     Item 1. Legal Proceedings                                                9
     Item 2. Changes in Securities                                            9
     Item 3. Defaults Upon Senior Securities                                  9
     Item 4. Submission of Matters to a Vote of Security Holders              9
     Item 5. Other Information                                                9
     Item 6. Exhibits and Reports on Form 8-K                                 9

     Signatures                                                              10

                                                North Atlantic Acquisition Corp.
                                            (formerly Orion Acquisition Corp. I)
                                        (a corporation in the development stage)

                                                    Item 1. Financial Statements
                                                                  Balance Sheets
================================================================================

                                                                                                February 28,            August 31,
                                                                                                    1998                   1997
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                (Unaudited)              (Audited)
Assets
Cash                                                                                             $  190,485             $  400,535
Cash held in escrow                                                                                     324                  1,676
Investment in treasury securities held in escrow                                                  8,213,300              7,998,324
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 $8,404,109             $8,400,535
----------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Liabilities:
   Accrued expenses                                                                              $  166,094             $  182,431
   Notes payable                                                                                          -                100,000
----------------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                                           166,094                282,431
----------------------------------------------------------------------------------------------------------------------------------
Commitments
Common stock subject to possible conversion, 160,000 shares at
   redemption value                                                                               1,642,725              1,600,000
----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
   Convertible preferred stock, $.01 par value - shares authorized 1,000,000;
      outstanding none; subscribed 94; liquidation value - $9,400                                        93                      1
   Subscription receivable                                                                             (100)                (9,400)
   Class A common stock, $.01 par value - shares authorized 10,000,000;
      outstanding 906,000                                                                             9,060                  9,060
   Class B common stock, $.01 par value - shares authorized 250,000;
      issued and outstanding 150,000                                                                  1,500                  1,500
   Additional paid-in capital                                                                     6,586,856              6,586,948
   Earnings (deficit) accumulated during the development stage                                       (2,119)               (70,005)
----------------------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                                6,595,290              6,518,104
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 $8,404,109             $8,400,535
----------------------------------------------------------------------------------------------------------------------------------

                                 See accompanying notes to financial statements.

                                                North Atlantic Acquisition Corp.
                                            (formerly Orion Acquisition Corp. I)
                                        (a corporation in the development stage)

                                                    Item 1. Financial Statements
                                                        Statements of Operations
                                                                     (Unaudited)
================================================================================

                                                   Three months ended                    Six months ended             Period from
                                                       February 28,                        February 28,            September 1, 1995
                                              --------------------------------------------------------------         (inception) to
                                                  1998              1997             1998             1997         February 28, 1998
------------------------------------------------------------------------------------------------------------------------------------
Interest income                               $ 108,624         $    --          $ 213,624        $    --              $ 213,624
General and administrative
   expenses and debt costs                       92,013             1,415          103,013            3,846              173,018
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                             $  16,611         $  (1,415)       $ 110,611        $  (3,846)              40,606
====================================================================================================================================
Net income (loss) per common
share                                         $     .02         $    (.01)       $     .12        $    (.04)
====================================================================================================================================
Weighted average common
   shares outstanding                           906,000           106,000          906,000          106,000
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

                                                North Atlantic Acquisition Corp.
                                            (formerly Orion Acquisition Corp. I)
                                        (a corporation in the development stage)

                                                    Item 1. Financial Statements
                                              Statements of Stockholders' Equity
================================================================================

                                                                                     Class A
                                                                              ---------------------
                                     Preferred stock                              Common stock
                                    ------------------     Subscription       ---------------------
                                    Shares      Amount      receivable         Shares       Amount
-----------------------------------------------------------------------------------------------------
Issuance of founders' shares          --     $      --     $      --           86,000   $       860
Sale of common stock                  --            --            --           20,000           200
Subscription receivable                 94             1        (9,400)          --            --
Net loss                              --            --            --             --            --
-----------------------------------------------------------------------------------------------------
Balance, August 31, 1996                94             1        (9,400)       106,000         1,060
Net loss                              --            --            --             --            --
Sale of common stock, net             --            --            --          800,000         8,000
Reclassification to
   redeemable common stock            --            --            --             --            --
-----------------------------------------------------------------------------------------------------
Balance, August 31, 1997
   (Audited)                            94             1        (9,400)       906,000         9,060
Subscription paid                     --              92         9,300           --            --
Net income                            --            --            --             --            --
Accretion to redemption
   value of common stock              --            --            --             --            --
-----------------------------------------------------------------------------------------------------
Balance, February 28, 1998
   (Unaudited)                          94   $        93   $      (100)       906,000   $     9,060
=====================================================================================================

                                                                              Earnings
                                         Class B                              (deficit)
                                   -------------------                       accumulated
                                      Common stock           Additional       during the         Total
                                   -------------------        paid-in        development    stockholders'
                                   Shares       Amount        capital           stage      equity (deficit)
-----------------------------------------------------------------------------------------------------------
Issuance of founders' shares          --     $      --     $     7,740      $      --        $     8,600
Sale of common stock                  --            --          44,800             --             45,000
Subscription receivable               --            --           9,399             --               --
Net loss                              --            --            --            (31,085)         (31,085)
-----------------------------------------------------------------------------------------------------------
Balance, August 31, 1996              --            --          61,939          (31,085)          22,515
Net loss                              --            --            --            (38,920)         (38,920)
Sale of common stock, net          150,000         1,500     8,125,009             --          8,134,509
Reclassification to
   redeemable common stock            --            --      (1,600,000)            --         (1,600,000)
-----------------------------------------------------------------------------------------------------------
Balance, August 31, 1997
   (Audited)                       150,000         1,500     6,586,948          (70,005)       6,518,104
Subscription paid                     --            --             (92)            --              9,300
Net income                            --            --            --            110,611          110,611
Accretion to redemption
   value of common stock              --            --            --            (42,725)         (42,725)
-----------------------------------------------------------------------------------------------------------
Balance, February 28, 1998
   (Unaudited)                     150,000   $     1,500   $ 6,586,856      $    (2,119)     $ 6,595,290
-----------------------------------------------------------------------------------------------------------


                                 See accompanying notes to financial statements.

                                                North Atlantic Acquisition Corp.
                                            (formerly Orion Acquisition Corp. I)
                                        (a corporation in the development stage)

                                                    Item 1. Financial Statements
                                                        Statements of Cash Flows
                                                                     (Unaudited)
================================================================================


                                                                                                                     Period from
                                                                         Six months ended February 28,            September 1, 1995
                                                                     ------------------------------------          (inception) to
                                                                           1998                  1997             February 28, 1998
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income (loss)                                                 $    110,611          $     (3,846)           $     40,606
    Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
        Amortization of deferred debt costs                                   --                    --                     9,800
        Amortization of discount on notes
           payable                                                            --                   3,846                  35,000
        Changes in assets and liabilities:
           Accrued expenses                                                (16,337)                 --                   (72,005)
           Interest receivable on investments                             (163,102)                 --                   (15,003)
------------------------------------------------------------------------------------------------------------------------------------
              Net cash used in operating
                activities                                                 (68,828)                 --                    (1,602)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Purchase of treasury securities in escrow                         (4,157,874)                 --               (12,156,198)
      Sale of treasury securities in escrow                              4,106,000                  --                 4,104,324
      Decrease in cash held in escrow                                        1,352                  --                     1,352
------------------------------------------------------------------------------------------------------------------------------------
              Net cash provided by (used in)
                investing activities                                       (50,522)                                   (8,050,522)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Proceeds from sale of common stock, net                                 --                    --                 8,188,109
      Subscription paid                                                      9,300                  --                     9,300
      Deferred costs:
        Registration                                                          --                    --                    90,000
        Debt                                                                  --                    --                    (9,800)
        Repayment of notes payable                                        (100,000)                 --                  (100,000)
      Proceeds from issuance of notes payable                                 --                    --                    65,000
------------------------------------------------------------------------------------------------------------------------------------
              Net cash provided by (used in)
                financing activities                                       (90,700)                 --                 8,242,609
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                           (210,050)                 --                   190,485
Cash, beginning of period                                                  400,535                25,734                    --
------------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                   $    190,485          $     25,734            $    190,485
====================================================================================================================================
Supplemental disclosures for cash flow
    information:
      Cash paid for:
        Interest                                                      $       --            $       --              $       --
        Taxes                                                                 --                    --                      --
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

On August  27,  1997 (the  "Closing  Date"),  the  Company  sold  800,000  units
("Units") in the Offering and 150,000 shares of Class B exchangeable common stock. Each Unit consists of one share of the Company's Class A common stock and one Class A redeemable common stock purchase warrant ("Class A Warrant"). Each Class A Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $9.00; each Class B stock entitles the holder to receive two Units in exchange 90 days after the date of a Business Combination. On the Closing Date, the Registrant received net proceeds of $8,100,000 (the "Net Proceeds"), after giving effect to the payment of all underwriting discounts, the underwriters' nonaccountable expense allowance and offering expenses. Pursuant to the terms of the Offering, approximately $8 million of the Net Proceeds, representing an amount equal to the gross proceeds from the sale of the Units, was placed in escrow with the Chase Manhattan Bank, N.A., subject to release in accordance with the terms of the Offering. These Net Proceeds have been invested in United States Treasury Bills and a Treasury Note.

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

        Exhibit 27 - Financial Data Schedule

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





Date:  April 15, 1998             North Atlantic Acquisition Corp.
                                  ---------------------------------------------
                                   (Registrant)




                                   By: /s/ David J. Mitchell
                                       -----------------------------------------
                                       David J. Mitchell
                                       Chairman of the Board and
                                       Chief Executive Officer