Form 10QSB
period 1998-05-31
NORTH ATLANTIC ACQUISITION CORP
filed 1998-07-20
CIK 1004650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1998.

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Common stock, par value $.01 per share, 906,000 shares outstanding as of May 31, 1998.

                                                                            North Atlantic Acquisition Corp.
                                                                        (formerly Orion Acquisition Corp. I)
                                                                    (a corporation in the development stage)

                                                                                                        Index
=============================================================================================================
                                                                                                          2
Part I - Financial Information

           Item 1. Financial Statements:

                    Balance sheets as of May 31, 1998 and August 31, 1997
                                                                                                          3
                    Statements of operations for the three and nine months ended
                         May 31, 1998 and 1997 and period September 1, 1995 to May 31,
                         1998                                                                             4
                    Statements of stockholders' equity for the period September 1,
                         1995 to May 31, 1998                                                             5
                    Statements of cash flows for the nine months ended May 31, 1998                       6
                         and period September 1, 1995 to May 31, 1998

                    Notes to financial statements                                                         7

           Item 2. Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                 8

Part II - Other Information

               Item 1. Legal Proceedings                                                                  9
               Item 2. Changes in Securities                                                              9
               Item 3. Defaults Upon Senior Securities                                                    9
               Item 4. Submission of Matters to a Vote of Security Holders                                9
               Item 5. Other Information                                                                  9
               Item 6. Exhibits and Reports on Form 8-K                                                   9

               Signatures                                                                                10

                                                            North Atlantic Acquisition Corp.
                                                        (formerly Orion Acquisition Corp. I)
                                                    (a corporation in the development stage)

                                                                Item 1. Financial Statements
                                                                              Balance Sheets
===========================================================================================

                                                                   May 31,       August 31,
                                                                    1998           1997
-------------------------------------------------------------------------------------------
                                                                 (Unaudited)     (Audited)
Assets
Cash                                                             $   135,726    $   400,535
Cash held in escrow                                                      324          1,676
Investment in treasury securities held in escrow                   8,321,852      7,998,324
-------------------------------------------------------------------------------------------
                                                                 $ 8,457,902    $ 8,400,535
===========================================================================================
Liabilities and Stockholders' Equity
Liabilities:
   Accrued expenses                                              $   204,499    $   182,431
   Notes payable                                                          --        100,000
-------------------------------------------------------------------------------------------
              Total liabilities                                      204,499        282,431
-------------------------------------------------------------------------------------------
Commitments
Common stock subject to possible conversion, 160,000 shares at
   redemption value                                                1,664,435      1,600,000
-------------------------------------------------------------------------------------------
Stockholders' equity:
   Convertible preferred stock, $.01 par value - shares
      authorized 1,000,000; outstanding none; subscribed
      94; liquidation value - $9,400                                       1              1
   Subscription receivable                                              (100)        (9,400)
   Class A common stock, $.01 par value - shares authorized
      10,000,000; outstanding 906,000                                  9,060          9,060
   Class B common stock, $.01 par value - shares authorized
      250,000; issued and outstanding 150,000                          1,500          1,500
   Additional paid-in capital                                      6,586,948      6,586,948
   Earnings (deficit) accumulated during the development stage        (8,441)       (70,005)
-------------------------------------------------------------------------------------------
              Total stockholders' equity                           6,588,968      6,518,104
-------------------------------------------------------------------------------------------
                                                                 $ 8,457,902    $ 8,400,535
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

                                                                                                    North Atlantic Acquisition Corp.
                                                                                                (formerly Orion Acquisition Corp. I)
                                                                                            (a corporation in the development stage)

                                                                                                        Item 1. Financial Statements
                                                                                                            Statements of Operations
                                                                                                                         (Unaudited)

                                                                                                                    Period from
                                                   Three months ended May 31,       Nine months ended May 31,       September 1,
                                                 ----------------------------       -------------------------     1995 (inception)
                                                    1998             1997             1998             1997       to May 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
Interest income                                  $ 110,380        $      --         $ 324,004        $      --         $ 324,004
General and administrative
   expenses and debt costs                          62,992            1,415           166,005            3,846           236,010
Income taxes                                        10,000               --            32,000               --            32,000
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                $  37,388        $  (1,415)        $ 125,999        $  (3,846)        $  55,994
====================================================================================================================================
Net income (loss) per common
   share                                         $     .04        $    (.01)        $     .14        $    (.04)
====================================================================================================================================
Weighted average common shares
   outstanding                                     906,000          106,000           906,000          106,000
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

                                                                                                    North Atlantic Acquisition Corp.
                                                                                                (formerly Orion Acquisition Corp. I)
                                                                                            (a corporation in the development stage)

                                                                                                        Item 1. Financial Statements
                                                                                                  Statements of Stockholders' Equity
====================================================================================================================================
Period from September 1, 1995 to May 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Earnings
                                                                                                           (deficit)
                                                           Class A           Class B                      accumulated
                        Preferred stock                  Common stock      Common stock     Additional    during the       Total
                        ---------------  Subscription  ----------------   ---------------     paid-in     development  stockholders'
                        Shares   Amount   receivable   Shares    Amount   Shares   Amount     capital        stage        equity
------------------------------------------------------------------------------------------------------------------------------------
Issuance of founders'
    shares                --      $--      $    --     86,000     $860        --   $   --        $7,740    $      --         $8,600
Sale of common stock      --       --           --     20,000      200        --       --        44,800           --         45,000
Subscription receivable   94        1       (9,400)        --       --        --       --         9,399           --             --
Net loss                  --       --           --         --       --        --       --            --      (31,085)       (31,085)
------------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 1996  94        1       (9,400)   106,000    1,060        --       --        61,939      (31,085)        22,515
Net loss                  --       --           --         --       --        --       --            --      (38,920)       (38,920)
Sale of common stock,     --       --           --    800,000    8,000   150,000    1,500     8,125,009           --      8,134,509
    net
Reclassification to
    redeemable common
    stock                 --       --           --         --       --        --       --    (1,600,000)          --     (1,600,000)
------------------------------------------------------------------------------------------------------------------------------------
Balance, August 31,
    1997 (audited)        94        1       (9,400)   906,000    9,060   150,000    1,500     6,586,948      (70,005)     6,518,104
Subscription paid         --       --        9,300         --       --        --       --            --           --          9,300
Net income                --       --           --         --       --        --       --            --      125,999        125,999
Accretion to redemption
    value of common
    stock                 --       --           --         --       --        --       --            --      (64,435)       (64,435)
------------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1998
    (unaudited)           94      $ 1        $(100)   906,000   $9,060   150,000   $1,500    $6,586,948      $(8,441)    $6,588,968
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

                                                                            North Atlantic Acquisition Corp.
                                                                        (formerly Orion Acquisition Corp. I)
                                                                    (a corporation in the development stage)

                                                                                Item 1. Financial Statements
                                                                                    Statements of Cash Flows
                                                                                                 (Unaudited)

============================================================================================================
                                                                                               Period from
                                                                        Nine months ended     September 1,
                                                                             May 31,         1995 (inception)
                                                                    ------------------------        to
                                                                      1998           1997      May 31, 1998
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                $   125,999    $ (3,846)   $     55,994
   Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
        Amortization of deferred debt costs                                  --          --           9,800
        Amortization of discount on notes payable                            --       3,846          35,000
        Changes in assets and liabilities:
           Accrued expenses                                              22,068          --         (33,600)
           Interest receivable on investments                          (271,654)         --        (123,555)
------------------------------------------------------------------------------------------------------------
              Net cash used in operating activities                    (123,587)         --         (56,361)
------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchase of treasury securities in escrow                         (4,157,874)         --     (12,156,198)
   Sale of treasury securities in escrow                              4,106,000          --       4,104,324
   Decrease in cash held in escrow                                        1,352          --           1,352
------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                     (50,522)         --      (8,050,522)
------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from sale of common stock, net                                   --          --       8,188,109
   Subscription paid                                                      9,300          --           9,300
   Deferred costs:
      Registration                                                           --          --          90,000
      Debt                                                                   --          --          (9,800)
      Repayment of notes payable                                       (100,000)         --        (100,000)
   Proceeds from issuance of notes payable                                   --          --          65,000
------------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) financing
                activities                                              (90,700)         --       8,242,609
------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                        (264,809)         --         135,726
Cash, beginning of period                                               400,535      25,734              --
------------------------------------------------------------------------------------------------------------
Cash, end of period                                                 $   135,726    $ 25,734    $    135,726
============================================================================================================
Supplemental disclosures of cash flow information: Cash paid for:
      Interest                                                      $        --    $     --    $         --
      Taxes                                                                  --          --              --
============================================================================================================
In fiscal 1996, the Company  received a note for subscribed  preferred stock amounting to $9,400, which is a noncash financing activity.
In fiscal 1996, the Company has recorded a $90,000  liability  relating to a license agreement, which is a noncash financing activity.
============================================================================================================

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

Item 6.  Exhibits and Reports on Form 8-K

         None

                                                North Atlantic Acquisition Corp.
                                            (formerly Orion Acquisition Corp. I)
                                        (a corporation in the development stage)

                                                     Part II - Other Information
================================================================================

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this reported to be signed on its behalf by the undersigned, thereunto duly authorized.





Date:  July 17, 1998                  North Atlantic Acquisition Corp.
                                      ------------------------------------------
                                      (Registrant)



                                      By:  /s/ David J. Mitchell
                                      ------------------------------------------
                                            David J. Mitchell
                                            Chairman of the Board and
                                            Chief Executive Officer