Form 10KSB40
period 1998-08-31
NORTH ATLANTIC ACQUISITION CORP
filed 1998-12-14
CIK 1004650

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 1998
                         Commission File Number 0-22813
                        North Atlantic Acquisition Corp.
                 (Name of Small Business Issuer in Its Charter)

Delaware                                               13-3853272
-----------------------                          ----------------------------
(State of Incorporation)                           (Small Business Issuer
                                                 I.R.S. Employer I.D. Number)
5 East 59th Street, 3rd Floor
New York, New York                                                10022
---------------------------------------                        -----------
(Address of principal executive offices)                       (Zip Code)

                                 (212) 486-4444
                  ---------------------------------------------
                 (Issuer's Telephone Number Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                 Class A Common Stock, $.01 par value per share
                Redeemable Class A Common Stock Purchase Warrants
                 Class B Common Stock, $.01 par value per share
                   Units of Class A Common Stock and Warrants

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes X No___

Issuer's revenues for the fiscal year ended August 31, 1998 were $411,393.

As of December 1, 1998, the aggregate market value of the common stock held by nonaffiliates of the Registrant was approximately $9,228,375.

As of December 1, 1998, there were 906,000 shares of Class A Common Stock, $.01 par value per share, and 150,000 shares of Class B Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes __  No   X

Documents Incorporation by Reference: None.

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

General

     North Atlantic Acquisition Corp. ("NAAC") was organized on August 9, 1995 as a Specialized Merger and Acquisition Allocated Risk Transaction company, to acquire by purchase, merger, combination or otherwise ("Business Combination") an operating business ("Target Business").

     Since its inception, NAAC has not engaged in any substantive commercial business and its sole activities have been to evaluate and select a suitable Target Business and to structure, negotiate and consummate a Business Combination with a Target Business. On August 27, 1997, NAAC consummated an initial public offering ("IPO") in which it sold 800,000 Units at $10.00 per Unit, each Unit consisting of one share of Class A Common Stock, $.01 par value ("Class A Common Stock"), and one Class A Common Stock Purchase Warrant ("Class A Warrant"), and 150,000 shares of Class B Common Stock, $.01 par value ("Class B Common Stock")at $10.00 per share. As more fully described below, on August 18, 1998, NAAC signed an Agreement and Plan of Merger and Reorganization to acquire Moto Guzzi Corp., a leading Italian manufacturer of performance and luxury motorcycles and motorcycle parts.

Characteristics  of  a  Specialized   Merger  and  Acquisition   Allocated  Risk
Transaction Company

     A Specialized Merger and Acquisition Allocated Risk Transaction company has certain shareholder protections not ordinarily found in companies. Immediately after the consummation of the first Business Combination by NAAC, these special provisions will no longer apply.

Offering Proceeds Held in Escrow Account

     NAAC consummated the IPO on August 27, 1997 and received net proceeds, after commissions and expenses, of approximately $8,100,000. Approximately $8,000,000 of the net proceeds was placed in an escrow account with Chase
Manhattan Bank, N.A. ("Escrow Account") until the earlier of NAAC's (i) consummation of a Business Combination or (ii) redemption of the Class A Common Stock (other than the Class A Common Stock issued prior to the IPO "Pre-IPO Shares"). As of November 30, 1998 there was approximately $8,520,995 in the Escrow Account. The remaining net proceeds of the IPO which were not placed in the Escrow Account have been used by NAAC to identify, evaluate and select a suitable Target Business, to structure, negotiate and consummate a Business Combination, and for general, administrative and organizational expenses.

Fair Market Value of Target Business

     NAAC is not permitted to acquire a Target Business unless the fair market value of such business (as determined by the NAAC board of directors based upon standards generally accepted by the financial community, such as earnings and earnings potential, cash flow and book value) is equal to at least 80% of the net assets of NAAC at the time of such acquisition. The purpose of this requirement is to ensure that a Business Combination will constitute a significant acquisition.

Stockholder Approval of Business Combination

     NAAC, after signing a definitive agreement for the acquisition of a Target Business, but prior to the consummation of any Business Combination, is required to submit such transaction to the holders of the Class A Common Stock and Class B Common Stock (together "Common Stock") for approval, even if the acquisition would not ordinarily require stockholder approval under applicable state law. NAAC will consummate a Business Combination only if at least two-thirds in interest of the outstanding shares of Common Stock are voted in favor of the Business Combination and will not consummate a Business Combination if more than 20% of the outstanding shares of Class A Common Stock (excluding the Pre-IPO Shares), or more than 160,000 shares, are submitted to NAAC for redemption. See below "Redemption Rights."

     The stockholders who hold Pre-IPO Shares have agreed to vote their shares (approximately 11.7% of the outstanding shares of Common Stock) in accordance with the vote of the majority in interest of all other holders of Common Stock on a proposal to approve a Business Combination. For this purpose they have given their proxy to the current officers of NAAC.

Redemption Rights  in Connection with Business Combination

     Holders of Class A Common Stock, other than the stockholders of Pre-IPO Shares, have the right to have NAAC redeem for cash up to a maximum of 20% of the Class A Common Stock (up to 160,000 shares), other than the Pre-IPO shares, in connection with a Business Combination upon its consummation. If a specifically proposed Business Combination is not consummated, the right of redemption terminates as to that transaction.

     The per share redemption price will be determined by dividing the amount in the Escrow Account (including earned interest) by the number of shares of Class A Common Stock outstanding, excluding the Pre-IPO Shares. The stockholders of Pre-IPO Shares do not have redemption rights with respect to those shares of Class A Common Stock.

Escrow of the Pre-IPO Shares

     The Pre-IPO Shares (approximately 11.7% of the outstanding shares) are held in escrow with Greenbaum, Rowe, Smith, Ravin, Davis & Himmel LLP, as escrow agent, until the earlier of the consummation of the first Business Combination or August 22, 1999. During such escrow period, the stockholders of Pre-IPO Shares are unable to sell or otherwise transfer them, except (i) in a transaction subsequent to the consummation of a Business Combination which is offered to all NAAC stockholders and (ii) to family members or pursuant to the laws of descent. Accordingly, the stockholders of Pre-IPO Shares cannot separately negotiate the purchase of any portion of their Pre-IPO Shares as part of a Business Combination.

Redemption Payment If No Business Combination

     If NAAC does not consummate a Business Combination by August 22, 1999, NAAC will distribute to the holders of Class A Common Stock with respect to their shares (excluding the Pre- IPO Shares), the amount in the Escrow Account, including any interest earned thereon. The stockholders of Pre-IPO Shares do not have the right to participate in any redemption payment with respect to their Pre-IPO Shares and their shares of Class A Common Stock will be cancelled. The remaining assets of NAAC, if any, will be used to pay NAAC's liabilities and to redeem the outstanding Series A Preferred Stock at its liquidation value. The

Class B Common Stock will not receive any redemption payment. Following the Class A Common Stock redemption and cancellation, the outstanding shares of Class B Common Stock automatically will be exchanged for two shares of NAAC Class A Common Stock. In this event, the holders of the Class B Common Stock will be the sole shareholders of a public shell corporation with no assets.

Selection of a Target Business and Structuring of a Business Combination

     Management of NAAC has substantial flexibility in identifying and selecting a prospective Target Business. However, NAAC's flexibility is limited to the extent that it must satisfy the fair market value test and obtain stockholder approval. In evaluating a prospective Target Business, management will consider, among other factors, the following: (i) costs associated with effecting the Business Combination; (ii) equity interest in and opportunity for control of the Target Business; (iii) growth potential of the Target Business; (iv) experience and skill of management of and availability of additional personnel for the
Target Business; (v) capital requirements of the Target Business; (vi) competitive position of the Target Business; (vii) stage of development of the Target Business; (viii) degree of current or potential market acceptance of the Target Business, (ix) proprietary features and degree of intellectual property or other protection of the Target Business; (x) the financial condition of the Target Business; and (xi) the regulatory environment in which the Target Business operates. NAAC will retain an independent investment banking firm which is a member in good standing of the NASD to assist the Company in identifying, evaluating, structuring and negotiating potential Business Combinations. In connection with its evaluation of a prospective Target Business, management will conduct a due diligence review which will encompass, among other things, meeting with incumbent management, inspecting the facilities, and reviewing the financial, legal and other information which will be made available to NAAC.

     The time and costs required to select and evaluate a Target Business (including conducting a due diligence review) and to structure and consummate the Business Combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state "blue sky" and corporation laws) will not be ascertainable with any degree of certainty until consummation of the Business Combination. Any costs incurred in connection with the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately consummated will result in a loss to NAAC and reduce the amount of capital available to otherwise complete a Business Combination or for the resulting entity to utilize.

     NAAC will use the net proceeds derived from the IPO, and may use additional equity securities, debt securities or bank or other borrowings or a combination thereof as consideration to effect a Business Combination. There currently are no limitations on NAAC's ability to borrow funds for a Business Combination. However, NAAC's limited resources and lack of operating history may make it difficult to borrow funds. The amount and nature of any borrowings by NAAC will depend on numerous considerations, including the Company's capital requirements, potential lenders' evaluation of the Company's ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. The Company does not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required will be obtainable or otherwise in the best interests of the Company. The inability of the Company to obtain the funds required to effect or facilitate a Business Combination, or to provide funds for an additional infusion of capital into a Target Business, may have material adverse effects on the Company's business prospects, including the ability to effect a Business Combination.

Proposed Business Combination

     On August 18, 1998, NAAC, Moto Guzzi Corp., a Delaware corporation ("Guzzi Corp."), and, for certain provisions, Trident Rowan Group, Inc., a Maryland corporation ("TRG"), entered into an Agreement and Plan of Merger and Reorganization ("Merger Agreement"), pursuant to which Guzzi Corp. would merge with and into NAAC, with NAAC being the surviving corporation ("Merger"). TRG, through its 84% owned subsidiary, O.A.M. S.p.A. ("OAM"), owns all the outstanding common stock of Guzzi Corp. Guzzi Corp. also has outstanding 1,500,000 shares of preferred stock and warrants to purchase 1,500,000 shares of its common stock. The Merger Agreement was amended on December 3, 1998 to change certain of the terms relating to the consideration to be paid for Guzzi Corp. and to modify the indemnification provisions.

     The consummation of the Merger is subject to the terms and conditions of the Merger Agreement and approval by the holders of the Common Stock of the Merger and Merger Agreement at a stockholders meeting to be called for the purpose ("Stockholders Meeting"). At the Stockholders Meeting, the holders of the Common Stock also will be asked to approve certain changes to the certificate of incorporation of NAAC, approve stock option plans for employees and directors, and approve a recapitalization of the Class B Common Stock and to elect eight persons to be members of the board of directors of NAAC after the Merger. Implementation of each of these proposals is contingent on the consummation of the Merger.

The Merger

     Subject to the terms and conditions of the Merger Agreement, NAAC will issue to the current holders of the common stock and preferred stock of Guzzi Corp. an aggregate of 3,110,058 shares of Class A Common Stock and warrants ("Nominal Warrants") to purchase 592,400 shares of Class A Common Stock ("Merger Consideration"). Simultaneously with the consummation of the Merger, TRG and OAM have agreed to contribute to the capital of Guzzi Corp. certain intercompany debt between each of those companies and Guzzi Corp. aggregating at September 30, 1998 approximately Lit. 12,919, plus the interest due thereon, in exchange for the issuance of an aggregate of 871,953 shares of Class A Common Stock and Nominal Warrants to purchase 166,080 shares of Class A Common Stock. NAAC will also offer to the holders of the outstanding warrants of Guzzi Corp., the opportunity to exchange them for an aggregate of 217,989 shares of Class A Common Stock and Nominal Warrants to purchase 41,520 shares of Class A Common Stock. The Merger Consideration is subject to being increased if NAAC has less than $8,150,000 in cash assets at the time of the Merger, at the rate of one share of Class A Common Stock for each $11.00 of shortfall, excluding any amount used to pay for the redemption of Class A Common Stock.

     The Nominal Warrants are exerciseable at $.01 per share, between April 1, 2000 and June 30, 2001, provided that the surviving corporation has either Lit. 7,140 million or Lit. 8,211 million of operating income in the fiscal year ended December 31, 1999 or 2000, respectively.

     To provide a fund for the indemnification of NAAC in the event of a breach of a representation or warranty in the Merger Agreement, determined after the Merger, 200,000 shares of Class A Common Stock issued as Merger Consideration in the Merger will be deposited in escrow with TRG. Claims against the shares in escrow must aggregate at least $600,000 before they may be made. The escrow is for a maximum period ending approximately April 2000, unless there is an outstanding claim for indemnification.

     The fees and expenses of the transaction attributable to NAAC will be paid from the amount held in the Escrow Account. TRG will pay the fees and expenses of the transaction attributable to Guzzi Corp.

     The consummation of the Merger is conditioned upon various matters. The obligations of NAAC, Guzzi Corp. and TRG are subject to various conditions, including (i) the representations and warranties of NAAC, Guzzi Corp. and TRG are true and correct in all material respects (as defined in the Merger Agreement) at the consummation of the Merger, (ii) performance of and compliance with the covenants, agreements and conditions, (iii) absence of any pending claim, action, suit, investigation or governmental proceeding which would render the Merger unlawful, and (iv) receipt of all necessary consents, approvals or waivers. The obligation of NAAC to consummate the Merger is also subject to approval of various matters by the stockholders of NAAC and approval by the security holders of Guzzi Corp.

     The Merger Agreement may be terminated by (i) mutual consent of NAAC and Guzzi Corp. and TRG, (ii) by Guzzi Corp. if the cash assets of NAAC at the time of the Merger are less than $8,000,000 (after various cash expenses of NAAC),
(iii) if the Merger is not consummated by February 18, 1999, (iv) if there is a breach of any of the covenants, representations or warranties as of the consummation of the Merger that have not been waived, or (v) the failure of the stockholders of NAAC to approve the transaction or up to 20% of the NAAC stockholders who are eligible to, and do, exercise their right to have their Class A Common Stock redeemed at the time of the Merger.

Guzzi Corp.

     Guzzi Corp., through its Moto Guzzi S.p.A subsidiary ("Moto Guzzi"), is a leading Italian manufacturer, marketer and distributor of performance and luxury motorcycles and motorcycle parts, marketed under the "Moto Guzzi(R)" brand name. Guzzi Corp. is a Delaware corporation formed in 1996 to acquire Moto Guzzi, its principal operating subsidiary and Moto America, Inc. ("Moto America"), the exclusive U.S. importer and distributor of "Moto Guzzi" brand motorcycles and parts.

         Products and Distribution

     Moto Guzzi, over a period of more than 75 years, earned a reputation as one of the world's elite designers and manufacturers of performance and luxury motorcycles. While Moto Guzzi's models vary in engine displacement from 350cc to 1,100cc, in recent years, Moto Guzzi has focused its product design, development and sales efforts on the heavyweight segment of the market. This segment has experienced rapid growth with global new heavyweight registrations, increasing 17% in 1997. As part of its business strategy, Moto Guzzi will evaluate expansion of its product line to include lower-cost small displacement motorcycles and scooters. At present, Moto Guzzi's primary product offerings include the following models:

   o California EV    Guzzi's classic cruiser with a 1064cc engine and
                      traditional lines.

   o Nevada Club      A lower riding cruiser with a 744cc engine and chrome
                      accents.

   o V10 Centauro      A performance touring bike with a powerful 992cc 4-valve
                       air-cooled engine.

   o 1100 Sport Corsa  A sleek sports bike with modern lines and a 1064cc engine.

   o Quota             Guzzi's new entrant into the enduro segment.

   o Police Bikes      Variations of Moto Guzzi's models targeted at government
                       agencies, national and local police forces and highway patrols.

     Moto Guzzi sells its products worldwide through a network of wholly and partially owned importers and independent dealers. In Italy, Moto Guzzi maintains a network of over 140 independent distributors. In Germany, Moto Guzzi owns 25%, and has an option to buy a total of 90%, of MGI GmbH, which is the exclusive importer-distributor of Moto Guzzi motorcycles and parts in that country. In France, Moto Guzzi owns 100% of its importer-distributor. In the United States, Guzzi Corp.'s wholly owned Moto America subsidiary serves as the exclusive importer- distributor and maintains a national network of 100 dealers. Moto Guzzi's sales by region are:


                                            Year Ended December 31,
                                            -----------------------
Geographic Area                         1997          1996           1995
---------------                         ----          ----           ----

Italy..........................          37%           37%            35%
Europe (Other than Italy)......          46%           43%            49%
United States..................          13%            7%             6%
Elsewhere......................           4%           13%            10%

     History and Recent Developments

     Established in 1921, Moto Guzzi is one of the oldest motorcycle brands in the world. Between 1921 and 1966, Moto Guzzi operated as an independent privately owned entity. In 1972, Moto Guzzi was acquired by de Tomaso Industries ("de Tomaso"), the predecessor of TRG. Because management attention was principally focused on de Tomaso's other operating units, especially the luxury automobile manufacturer, Maserati, and limited investment was made in Moto Guzzi's product design and development activities and manufacturing operations, sales declined from a high of 46,487 units in 1971 to 3,274 units in 1993. Moto Guzzi has experienced continuous losses for the last eleven years, including a loss of Lit. 10,569 million for the fiscal year ended December 31, 1997 and Lit. 8,608 million for the nine months ended September 30, 1998 and has not generated cash from operations for over three years.

     In 1994, TRG retained Temporary Integrated Management S.p.A., a temporary management service, to stabilize Moto Guzzi's operations and to begin the process of developing a business plan to restore Moto Guzzi to financial health. In 1996, Mario Tozzi-Condivi was hired as President of Moto Guzzi. Mr. Tozzi-Condivi had previously been an independent consultant to automotive distributors and dealers in the United Kingdom, Italy, Singapore and South Africa for more than ten years and was Chairman of the Board of Maserati U.K. Ltd. Since 1994, and more recently during 1997 and 1998, Moto Guzzi has recruited new senior management that includes:

Dino Falciola, General Manager, who joined Moto Guzzi in November of 1997; Nick Speyer, Chief Financial Officer, who joined Moto Guzzi in November of 1998; Gianluca Lanaro, Director of Marketing, who joined Moto Guzzi in May 1995; and Louisa Brenna, Director of Purchasing, who joined Moto Guzzi in January, 1997.

     The new management team has focused its efforts on increasing sales and the efficiency of Moto Guzzi's production process. Capital expenditures increased from Lit. 1,801 million in 1995 to Lit. 3,887 million in 1997. In the nine month period ended September 30, 1998, capital expenditures totaled Lit. 5.6 billion versus Lit. 2.4 billion during the comparable period in 1997. To enhance sales volumes by ensuring that new products meet Moto Guzzi's quality, design and technical standards, investment in new product design and development has recently been increased. Research and development expenditures rose to Lit. 3,125 million in 1997 from Lit. 602 million in 1995. In the nine month period ended September 30, 1998, investment in research and development totalled Lit. 3,078 million versus Lit. 1,393 million for the comparable period in 1997. Selling, general and administrative expense increased from Lit. 7,486 million in 1995 to Lit. 13,824 in 1997, reflecting higher staff costs associated with the recruitment and employment of the new management team as well as higher marketing and sales expenditures. To fund its operations in 1997 and 1998, Guzzi Corp. sold shares of preferred stock and common stock purchase warrants in a private placement which raised approximately $5.2 million and borrowed or obtained capital from Italian financial institutions and from Guzzi Corp.'s affiliated entities, TRG and OAM. Partly as a result of the increased investment, unit sales volumes increased from a low of 3,274 in 1993 to 6,052 in the last four quarters ended September 30, 1998, and Moto Guzzi added two new models, the "Centauro" and "Quota," to its product offerings. During this period, Moto Guzzi has also experienced improvement in its cost structure, with gross margins improving from 13.7% in 1993 to 17.6% during the nine months ended September 30, 1998.

     Strategy

     Moto Guzzi's strategy is to increase sales volumes and gross profits by (i) focusing on the breadth, quality and design of its product offerings, (ii) increasing its marketing activities, (iii) enhancing its distribution network, and (iv) leveraging its brand name. Moto Guzzi believes that its reputation and rich tradition as a technological innovator and quality manufacturer provides a solid foundation. Moto Guzzi has built a loyal customer base over the past 77 years through the outstanding performance and reliability of its motorcycles, as well as its strong distribution network. The current customer base ranges from professional motorcycle enthusiasts to government agencies, police departments and highway patrols around the world. While public administration sales have traditionally been a stable source of revenue for Moto Guzzi, its management believes that there are unexploited growth opportunities in this market and plans to refocus its sales and marketing efforts in this product category.

     Guzzi Corp. intends to build on its existing product family platforms and to develop new platforms which will be the basis for the Company's next generation of motorcycles. New power trains, which represent a significant part of planned development activities, typically require at least three years' development time. In the interim, new motorcycles based on the current product platforms will be periodically introduced. The focus of these intermediate offerings will be significant improvements in quality, performance and refinement.

     The U.S. market represents the largest expansion opportunity for Moto Guzzi. Between 1996 and 1997, U.S. registrations of new heavyweight motorcycles increased by 14.8% to 190,200 units. Moto Guzzi plans to implement an aggressive marketing campaign targeted at U.S. consumers that is designed to build brand value and name recognition and to emphasize the technical and design strengths of Moto Guzzi's motorcycles.

     In the United States, Moto Guzzi also plans to expand and enhance its distribution network. In addition to increasing the size and quality of its dealer network, Moto Guzzi also plans to introduce new sales incentives programs for dealers and a floor plan financing program. Other innovations that either have been or are expected to be introduced in the U.S. include customer purchase financing and an extended, three year warranty program.

     Finally, Moto Guzzi plans to leverage the "Moto Guzzi" brand by expanding into new products, markets and services that also offer the opportunity to enhance its brand awareness and brand image. Moto Guzzi currently sells a limited line of non-motorcycle merchandise. In the future, Moto Guzzi plans to introduce a range of branded accessories such as hats, jackets, shirts and luggage. Moto Guzzi also plans to exploit opportunities to license the "Moto Guzzi" brand name to manufacturers and suppliers of other products and services.

     If Guzzi Corp. were to proceed on all of the projects it is currently evaluating, it estimates that approximately Lit. 50 billion of development and capital expenditure would be required over the next five years. Additionally, Moto Guzzi will have to make up to Lit. 20 billion of capital investments over the next few years to refurbish its plant to make it more competitive and for investments in information technology and systems. As cash flows from operations are not anticipated to be sufficient to entirely finance such expenditures, Guzzi Corp.'s actual product development programs will be, in part, determined by its ability to obtain further financing. It is anticipated that, if the Merger is consummated, the immediate capital requirements would be satisfied by the funds available in the Escrow Account and certain other funds. The immediate capital requirements include repayment of Lit 6 billion in interim financing incurred by Moto Guzzi in October 1998, repayment of up to $800,000 in intercompany debt to TRG and OAM and payment of supplier arrearages which at October 31, 1998 amounted to Lit 5.5 billion.

Item 2.  DESCRIPTION OF PROPERTIES

     The Company's executive office is located at 5 East 59th Street, 3rd Floor, New York, New York 10022 and its telephone number is (212) 486-4444.

     Pursuant to an oral agreement, Mitchell & Co., a corporation controlled by David J. Mitchell, a stockholder of the Company and, currently, the Company's Chairman and Chief Executive Officer, has agreed that it will make office space and services available to the Company, as may be required until the consummation of a Business Combination. NAAC pays $2,500 per month for these services.

     The Company believes that this facility is adequate to meet its needs in the foreseeable future pending the consummation of a Business Combination.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise during the fiscal year ended August 31, 1998.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     The NAAC Class A Common Stock, Class A Warrants, Class B Common Stock and Units are traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbols NACQA, NACQW, NACQB, NACQU, respectively.

     The following table sets forth the range of high and low closing trading prices for the Class A Common Stock, Class A Warrants, Class B Common Stock and Units for the period since August 22, 1997 the date of the IPO, as reported by the OTC Bulletin Board. The OTC Bulletin Board is an inter-dealer automated quotation system sponsored and operated by the NASD for equity securities not included in the Nasdaq System. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.


                                                                         Class A              Class B            Class A
                                                       Units            Common Stock         Common Stock          Warrants
                                                       -----            ------------         ------------          --------
                                                   High       Low      High       Low       High       Low       High      Low
                                                   ----       ---      -----    ------      ----       ---       ----      ------
Year Ended August 31, 1997:
   Fourth Quarter (from August 22, 1997)....       10.00      9.25       N/A       N/A      10.00     10.00      N/A       N/A
Year Ended August 31, 1998:
   First Quarter............................      10.125      9.00     8.375     8.375      10.50      9.25      .50       .50
   Second Quarter...........................       10.00     8.875     8.500     8.375      10.00      9.25      .50       .50
   Third Quarter............................        9.25      9.00      9.00      8.50       9.75      9.25      .50       .50
   Fourth Quarter...........................       9.313      9.13     9.375     8.625       9.75     9.375      .50       .50
Year Ending August 31, 1999:                        9.75     9.313     9.375     8.625       9.75     9.375      .75       .50
   First Quarter............................

Holders

     As of December 8, 1998, there were twenty-one holders of record of the Class A Common Stock and one holder of record of the Class B Common Stock. Because Units are separable into Class A Common Stock and Class A Warrants, a transfer of Units is recorded by NAAC's transfer agent only as a transfer of Class A Common Stock and Class A Warrants. Consequently, the number of holders of record of Units is not available. Since the majority of the shares of Class A Common Stock and Class B Common Stock is held in street name, NAAC believes that there is a substantial number of beneficial holders of the shares.

Dividends

     The Company has paid no dividends on its shares of Common Stock since its organization on August 9, 1995. The Company does not expect to pay any dividends prior to the consummation of a Business Combination and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends.

Sales of Unregistered Securities

     During the fiscal year ended August 31, 1998, NAAC has not sold any unregistered securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Forward Looking Statements

     When used in this Form 10-KSB and in future filings by NAAC with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or "the company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward- looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties, some of which are described below, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Fiscal Year 1998

     NAAC is a Specialized Merger and Acquisition Allocated Risk Transaction company, the objective of which is to acquire a Target Business in a Business Combination. Since its inception in 1995, NAAC has engaged in organizational activities, completing the IPO and identifying and evaluating Target Businesses with which it might effect a Business Combination. In March 1998, NAAC began evaluating and negotiating a Business Combination with Guzzi Corp. which resulted in the signing of the Merger Agreement on August 18, 1998, as amended December 3, 1998. Since August 18, 1998, NAAC has been engaged in preparing the required documentation for the Stockholders Meeting at which the Merger and Merger Agreement and certain other proposals will be submitted for stockholder vote and approval. Except for its efforts to identify a Target Business and effect a Business Combination, NAAC has not engaged in any business activities during the fiscal year ended August 31, 1998.

     On August 27, 1997, NAAC consummated the IPO and raised net proceeds of approximately $8,100,000, after payment of underwriting discounts, the underwriter's non-accountable expense allowance, and other offering costs. NAAC deposited approximately $8,000,000 of the offering proceeds in the Escrow Account. At November 30, 1998, the Escrow Account amounted to $8,520,995. Cumulative interest earned on the Escrow Account and other funds was an aggregate of approximately $411,000 as of August 31, 1998. All income through August 31, 1998 has been from interest.

     During  fiscal  year  1998,   substantially  all  of  the  working  capital
requirements and the expenses of NAAC have been attributable to the identification, evaluation and selection of a suitable Target Business and to structure and consummate the acquisition of Guzzi Corp. NAAC has incurred and accrued costs of approximately $268,000 in connection with its business activities through August 31, 1998. Of this amount, $203,000 is attributable to general and administrative expenses and debt costs and $65,000 is attributable to income taxes due on the interest earned on the funds in the Escrow Account and working capital funds. NAAC is incurring additional costs in connection with the proposed Merger. NAAC will satisfy its working capital needs from existing cash balances, and if a Business Combination is consummated, from the funds in the Escrow Account and payment of the exercise price of $300,000 of the Class B Options held by Messrs. Mitchell and McMillen, officers of NAAC, which they have agreed to exercise upon consummation of the Merger. If the Merger, or any other Business Combination is not consummated, and NAAC effects the redemption of the Class A Common Stock (other than the Pre-IPO Shares) using the funds in the Escrow Account, the assets of NAAC will not be sufficient to pay all of its accounts payable, taxes due and accrued expenses. The report of the independent certified public accountants of NAAC states that there are several factors which raise substantial doubt about NAAC's ability to continue as a going concern.

     NAAC anticipates that upon consummation of the Merger with Guzzi Corp., it will have available for working capital from the Escrow Account and other resources of about $8,000,000. The immediate capital needs of the post-Merger company include the repayment of approximately Lit 6 billion (approximately $3.6 million) in interim financing incurred by Moto Guzzi in October 1998, repayment of up to $800,000 in intercompany debt to TRG and OAM, and payment of substantial supplier arrearages. In addition to the immediate capital needs of Guzzi Corp., the longer-term capital requirements of Moto Guzzi include approximately Lit 70 billion (approximately $42 million) of capital improvements to existing plant and machinery, purchasing of new machinery and business systems, design and research expenses and working capital to support expanded operations. It is expected that this capital will come from bank financing and the additional sale of securities. There is no assurance that any financing will be available.

     If NAAC does not consummate a Business Combination by August 22, 1999, the Class A Common Stock (other than the Pre-IPO Shares) will be redeemed by distribution of the Escrow Account proceeds, inclusive of any interest thereon, to the holders of those shares of Class A Common Stock. The per-share redemption price is equal to the amount in the Escrow Account, including interest earned thereon, divided by the number of shares of Class A Common Stock held by stockholders entitled to share in the Escrow Account. The Pre-IPO Shares do not participate in the funds held in the Escrow Account and those shares of Class A Common Stock will be cancelled at the time of redemption. The assets of NAAC, if any, other than the escrowed assets, will be used to pay NAAC's liabilities and to redeem the outstanding Series A Preferred Stock of NAAC at its liquidation value. Upon redemption and cancellation of the Class A Common Stock, each share of Class B Common Stock will automatically be exchanged for two shares of Class A Common Stock, and the holders of this stock will be the stockholders of a public shell corporation.

     Holders of Class A Common Stock (excluding the Pre-IPO Shares) have the right to redeem their shares in connection with a Business Combination, provided that if more than 20% of the shares are to be redeemed, the Business Combination will not be consummated and the right of redemption will terminate until such time as another acquisition is submitted for approval of the NAAC stockholders.

Year 2000

     NAAC has evaluated the potential impact of the situation commonly referred to as the "Year 2000 Issue" ("Y2K"). Y2K concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information relating to the year 2000 and beyond. Many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to property interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally. The potential costs and uncertainties associated with Y2K will depend on a number of factors, including software, hardware and the nature of the industry in which a company operates.

     To ensure that the Company's computer systems are Y2K compliant, NAAC has reviewed each of its systems and programs over the past year. NAAC does not have any internal systems or operations that may be affected by Y2K. NAAC believes its only exposure to the Y2K issue is in connection with the Escrow Account. NAAC believes that the Chase Manhattan Bank N.A. systems relating to the Escrow Account are Y2K compliant or will be Y2K compliant prior to the year 2000. NAAC does not believe it will incur any expenses associated with the Y2K compliance.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements listed in Item 13 are included in this report beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The current directors and officers of the Company are as follows:

Name                          Age            Position

David J. Mitchell             37             Chairman of the Board,
                                             Chief Executive Officer, Director

C. Thomas McMillen            45             Secretary, Treasurer, Director

A.J. Nassar                   41             Director


     David J. Mitchell has been Chairman of the Board, Chief Executive Officer and a director of the Company since October 1996. He also has been President of Mitchell & Company, Ltd., a New York-based merchant banking firm, since January 1991 when he founded it. Mr. Mitchell is a director of Kellstrom Industries, Inc. and Bogen Communications International, Inc., both of which are traded on The Nasdaq National Market, as well as several private companies.

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

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires officers, directors and persons who beneficially own more than 10% of a registered class of equity securities of NAAC ("10% stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and 10% stockholders also are required to furnish NAAC with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms furnished to it, and written representations that no other reports were required, NAAC believes that during the fiscal year ended August 31, 1998, each of its officers, directors and 10% stockholders complied with the Section 16(a) reporting requirements.

ITEM 10. EXECUTIVE COMPENSATION

Compensation

     No executive officer of NAAC has received from NAAC since its inception any cash compensation for services rendered. David J. Mitchell and C. Thomas McMillen, in consideration for their services as directors and officers of NAAC were each granted options to purchase an aggregate of 50,000 units, each unit consisting of one share of Class A Common Stock and one Class A Warrant, at an exercise price of $12.50 per unit, until the third anniversary of a Business Combination and options to purchase an aggregate of 15,000 shares of Class B Common Stock at $10.00 per share until the consummation of the first Business Combination of NAAC, which each has agreed to exercise at the consummation of the Merger. Directors receive reimbursement for any out-of-pocket expenses incurred in connection with NAAC's business. The Company does not pay directors' fees.

NAAC Board Meetings and Committees

     During the fiscal year ended August 31, 1998, the NAAC board of directors met on one occasion. All the members of the NAAC board of directors attended the meeting. The NAAC board of directors has established no committees. The NAAC board of directors has no compensation policies required to be disclosed as none of its executive officers receives any compensation.

Directors serve for a term of one year after election or until their earlier resignation or their successor is elected or appointed and qualified.

Stock Option Plans

     On July 23, 1998, the NAAC board of directors approved the 1998 Stock Option Plan ("1998 Plan") and the Outside Directors' Stock Option Plan ("Directors Plan"). The 1998 Plan provides for stock options for up to 1,250,000 shares of Class A Common Stock which may be granted to employees, officers, directors and consultants of NAAC and its subsidiaries. The Directors Plan provides for stock options for up to 400,000 shares of Class A Common Stock. Stock options under the Directors Plan will be granted on an automatic basis each January 2, beginning January 2, 2000, to each non-employee director as of that date, at the rate of 12,500 shares of Class A Common Stock, exercisable at the then market price of a share of Class A Common Stock.

     Both plans must be approved by the holders of the Common Stock and implementation of both plans is contingent on consummation of the Merger. No stock options have been granted under either plan. However, if the Merger is consummated, an aggregate of 625,000 shares of Class A Common Stock will be subject to options under the 1998 Plan to be granted to executive officers of the post-Merger company and its subsidiaries.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The following table sets forth information as of December 1, 1998 based on information obtained from the persons named below. With respect to the beneficial ownership of shares of the Company's Common Stock by (i) each person known to be the owner of more than 5% of the outstanding shares of Common Stock,
(ii) each director and (iii) all executive officers and directors as a group.

                                                                                                         Percent
                                                                                                        of Class A
                                                                                                          Common
                                                                                                          Stock
                                                            Class A                 Class B            Beneficially
Name                                                     Common Stock            Common Stock             Owned
----                                                     ------------            ------------            ------
David J. Mitchell(1)........................              172,500(2)              15,000(3)              16.2%
C. Thomas McMillen(1).......................              172,500(2)              15,000(3)              16.2%
A.J. Nassar(1)..............................              115,000(4)                 -0-                  9.5%
Barry Rubenstein............................              218,000(5)              32,000                 21.1%
The Maxim Group, Inc........................              100,000                   - 0 -                 8.3%
All NAAC officers and directors as a group                460,000(6)              30,000(5)              30.1%
  (3 persons)...............................

------------------------------------

* Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("Commission") and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable, or exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

(1) The address of each of Messrs. Mitchell and McMillen is c/o Mitchell & Company, 3rd Floor 5 East 59th Street, New York New York 10022. The address of Mr. Nassar is c/o The Maxim Group, Inc., 210 Townpark Drive, Kennesaw, Georgia 30144.

(2) Includes 50,000 shares of Class A Common Stock and the 50,000 shares of Class A Common Stock underlying a like number of Class A Warrants issuable upon exercise of the Class A Options. Also includes 60,000 shares of Class A Common Stock issuable upon (i) conversion of the Class B Common Stock and
     (ii) exercise of the Class A Warrants, both of which underlie the Class B Common Stock subject to the Class B Options.

(3) Represents the Class B Common Stock issuable upon exercise of the Class B Option.

(4) Includes 100,000 shares of Class A Common Stock owned by The Maxim Group, Inc. of which Mr. Nassar is the President and Chief Executive Officer and a Director.

(5) Includes 128,000 shares of Class A Common Stock issuable upon (i) conversion of the Class B Common Stock and (ii) exercise of the Class A Warrants, both of which underlie the Class B Common Stock.

(6) Includes the Class A Common Stock and Class B Common Stock set forth in Notes (2) and (3) above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     NAAC pays $2,500 per month to Mitchell & Company, Ltd. for office space and office services. David J. Mitchell, a director, and currently the Chairman of the Board, and Chief Executive Officer of NAAC, controls Mitchell & Company, Ltd. NAAC management believes that this arrangement is on terms at least as favorable as would be available from an unaffiliated third party. This agreement will terminate upon consummation of the Merger.

     Mr. David Mitchell and Mr. Thomas McMillen, directors of the Company, have each received options to purchase up to 15,000 shares, or up to 30,000 in the aggregate, of the Company's Class B Stock at an exercise price of up to $300,000. The options will expire, if not sooner exercised upon consummation of the first Business Combination of NAAC. Each of Messrs. Mitchell and McMillen has agreed to exercise these options in connection with the proposed Merger.

     Mr. Mitchell and the other directors of the Company may be deemed to be "promoters" of the Company.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)  Exhibits

     2.1 Agreement and Plan of Reorganization, dated August 18, 1995 (Exhibit 2.1) (1)

     2.2 First Amendment to Agreement and Plan of Reorganization, dated December 3, 1998 (Exhibit 2.2)(1)

     3.1 Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.1)(2)

     3.2  By-laws of the Registrant (Exhibit 3.2)(2)

     4.1 Warrant Agency Agreement dated May 28, 1996 between American Stock Transfer & Company and the Registrant (Exhibit 4.2)(2)

     4.2  Form of  Representative's  Warrant  Agreement of  Registrant  (Exhibit
          4.5)(2)

     4.3  Form of  Class A  Common  Stock  Certificate  of  Registrant  (Exhibit
          4.1)(2)

     4.4  Form of Class B Stock Certificate of the Registrant (Exhibit 4.4)(2)

     4.5 Form of Class A Common Stock Purchase Warrant Certificate of the Registrant (Exhibit 4.3)(2)

     4.6 Form of Warrant (Nominal Warrant) to Purchase Shares of Class A Common Stock (Exhibit 4.6)(1)

     10.1 Underwriting Agreement (Exhibit 1.1)(2)

     10.2 Form of Escrow Agreement for proceeds from sale of Units (Exhibit 10.1)(2)

     10.3 Amended and Restated License Agreement, dated May 9, 1997, between Bright Capital, Ltd. and the Company (Exhibit 10.3)(2)

     10.4 Management Unit Purchase Option Plan (Exhibit 10.4)(1) 10.5-- Form of Class B Stock Option Agreement (Exhibit 10.5)(2)

     10.6 Form of Registration Rights Agreement, undated (Exhibit 10.6)(1)

     10.7 Form  of  Escrow  Agreement  for  outstanding  Common  Stock  (Exhibit
          10.2)(2)

     10.8 Form of Subscription Agreement, dated August 29, 1995 between the Company and Investors (Exhibit 10.8)(1)

     10.9 Form of Escrow Agreement for Class A Common Stock to be dated the Merger Effective Time (Exhibit 10.9)(1)

     27.1* Financial Data Schedule


-----------------------------------------

*    Filed herewith.

(1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-65267).

(2) Filed as an Exhibit to the Registrant's Registration Statement on Form SB-2 (No. 33-80647) declared effective August 22, 1997.

     (b)  Reports on Form 8-K

     On August 18, 1998, the Registrant signed an Agreement and Plan of Merger and Reorganization which was reported under Item 5 on Form 8-K filed on August 25, 1998.

                        NORTH ATLANTIC ACQUISITION CORP.
                      (FORMERLY ORION ACQUISITION CORP. I)
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                              FINANCIAL STATEMENTS
                      YEARS ENDED AUGUST 31, 1998 AND 1997

                        NORTH ATLANTIC ACQUISITION CORP.
                      (FORMERLY ORION ACQUISITION CORP. I)
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                    CONTENTS


PAGE

Report of independent certified public accountants.......................F-3

Financial statements:

   Balance sheet.........................................................F-4

   Statements of operations..............................................F-5

   Statements of stockholders' equity....................................F-6

   Statements of cash flows..............................................F-7

   Notes to financial statements...................................F-9 - F-17

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders of North Atlantic Acquisition Corp. New York, New York

We have audited the accompanying balance sheet of North Atlantic Acquisition Corp. (formerly Orion Acquisition Corp. I) (a corporation in the development stage) as of August 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for the years ended August 31, 1998 and 1997, and the period September 1, 1995 (date of inception) to August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Atlantic Acquisition Corp. as of August 31, 1998, and the results of its operations and its cash flows for the years ended August 31, 1998 and 1997, and the period September 1, 1995 (date of inception) to August 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2 to the financial statements, the Company is unable to use escrow funds to pay general and administrative expenses and merger costs. Currently, the Company has
insufficient   funds  to  pay  its   liabilities  and  its  future  general  and
administrative expenses and merger costs, nor has the Company completed its pending merger (see Note 3). These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                 BDO SEIDMAN, LLP

New York, New York
October 12, 1998

                        NORTH ATLANTIC ACQUISITION CORP.
                      (FORMERLY ORION ACQUISITION CORP. I)
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET


                                     ASSETS

                                                                  August 31,
                                                                     1998

Current:
     Cash...................................................... $     1,079
     Cash held in escrow.......................................         324
     Investment in United States Government Treasury
      securities held in escrow (Notes 2 and 5)................   8,408,801
     Deferred merger costs.....................................     105,000
                                                                 ----------
                                                                 $8,515,204
                                                                 ==========

                                   LIABILITIES

Liabilities:
     Accrued expenses.......................................... $  174,496
         Total liabilities.....................................    174,496
Commitments (Note 6)
Common Stock subject to possible redemption, 160,000
 shares at redemption value (Note 2)...........................  1,681,825
Stockholders' equity (Notes 1, 2, 4 and 8):
     Convertible preferred stock, $.01 par value--shares
         authorized 1,000,000, outstanding 94;
         liquidation value--$9,400.............................          1
     Subscription receivable...................................       (100)
     Class A common Stock, $.01 par value--shares authorized
         10,000,000; outstanding 906,000.......................      9,060
     Class B common stock, $.01 par value--shares authorized
         250,000; issued and outstanding 150,000...............      1,500
     Additional paid-in capital................................  6,586,948
     Retained earnings during the development stage............     61,474
                                                                ----------
         Total stockholders' equity............................ $8,515,204
                                                                ==========







                 See accompanying notes to financial statements.

                        NORTH ATLANTIC ACQUISITION CORP.
                      (FORMERLY ORION ACQUISITION CORP. I)
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF OPERATIONS


                                                                 Period from
                                                               September 1, 1995
                                          Year Ended August 31,  (inception) to
                                          1998           1997    August 31, 1998
                                          ----           ----  -----------------
Interest income......................     $  411,393   $      -    $411,393
General and administrative expenses
 and debt costs......................        133,089     38,920     203,094
Income taxes.........................         65,000          -      65,000
                                          ----------   --------    --------
Net income (loss)....................     $  213,304   $(38,920)   $143,299
                                          ==========   ========    ========

Net income (loss) per common
 share--basic and diluted............     $      .20   $   (.33)
                                          ==========   ========
Weighted average common
 shares outstanding..................      1,056,000    119,014
                                          ==========   ========


















                 See accompanying notes to financial statements.

                        NORTH ATLANTIC ACQUISITION CORP.
                      (FORMERLY ORION ACQUISITION CORP. I)
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                       STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                                                           Retainednal
                          Preferred Stock                   Common Stock      Common Stock    Additional   During the    Total
                                              Subscription                                      Paid-In    Development Stockholders'
                         Shares     Amount     Receivable  Shares  Amount    Shares  Amount     Capital      Stage       Equity
                         ------     ------    -----------  ------  ------    ------  ------    ---------   ----------  ------------
Issuance of founders'
  shares..............        -     $    -     $     -     86,000  $  860         -  $    -     $  7,740    $      -   $   8,600
  Sale of common stock        -          -           -     20,000     200         -       -       44,800           -      45,000
  Subscription
    receivables.......       94          1      (9,400)         -       -         -       -        9,399           -           -
  Net loss............        -          -           -          -       -         -       -            -     (31,085)    (31,085)
                         ------     -------   --------   --------  ------   -------  -------    --------     -------   ---------

Balance, August 31,
  1996................       94          1      (9,400)   106,000   1,060         -       -       61,939     (31,085)     22,515
  Net loss............        -          -           -          -       -         -       -            -     (38,920)    (38,920)
  Sale of common stock,
    net...............        -          -           -    800,000   8,000   150,000   1,500    8,125,009           -   8,134,509
  Reclassification to
    redeemable
    common stock......        -          -           -          -       -         -       -   (1,600,000)          -  (1,600,000)
                         ------     -------   --------   --------  ------   -------  -------    --------     -------   ---------

Balance, August 31,
  1997................       94          1      (9,400)   906,000   9,060   150,000   1,500   6,586,948      (70,005)  6,518,104
  Subscription paid...        -          -       9,300          -       -         -       -           -            -       9,300
  Net income..........        -          -           -          -       -         -       -           -      213,304     213,304
  Accretion to
    redemption value
    of common stock...        -          -           -          -       -         -       -           -      (81,825)    (81,825)
                         ------     -------   --------   --------  ------   -------  -------    --------   ---------   ----------

Balance, August 31,          94     $    1    $   (100)   906,000 $ 9,060   150,000 $ 1,500  $6,586,948    $  61,474  $6,658,883
                         ======     ======    ========   ========  ======   ======= =======  ==========    =========  ==========





                 See accompanying notes to financial statements.

                        NORTH ATLANTIC ACQUISITION CORP.
                      (FORMERLY ORION ACQUISITION CORP. I)
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF CASH FLOWS

                                                                                                                   Period from
                                                                        Year Ended August 31,                   September 1, 1995
                                                                        ---------------------                    (inception) to
                                                                   1998                       1997               August 31, 1998
                                                                   ----                       ----              -----------------
Cash flow from operating activities:
  Net income (loss)....................................         $    213,304          $     (38,920)            $     143,299
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Amortization of deferred debt costs...............                    -                      -                     9,800
     Amortization of discount on notes payable.........                    -                 17,088                    35,000
     Changes in assets and liabilities:
       Accrued expenses................................               (7,935)                84,332                   (63,303)
       Interest on receivable on investments...........              271,654)                     -                  (123,555)
                                                                ------------          -------------             -------------
           Net cash provided by (used in)operating
           activities..................................               66,285                 62,500                       941
                                                                ------------          -------------             -------------
Cash flows from investing activities:
  Purchase of treasury securities in escrow............          (10,634,874)            (7,998,324)              (18,634,198)
  Sale of treasury securities in escrow................           10,497,051                      -                10,495,375
  Decrease (increase) in cash held in escrow...........                1,352                 (1,676)                    1,352
                                                                ------------          -------------             ------------
           Net cash used in investing activities.......             (137,471)            (8,000,000)               (8,137,471)
                                                                ------------          -------------             ------------
Cash flows from financing activities:
  Proceeds from sale of common stock...................                    -              8,134,509                8,188,109
  Subscription paid....................................                9,300                      -                    9,300
  Deferred costs:
     Registration......................................                    -                177,792                   90,000
     Merger costs......................................             (105,000)                     -                 (105,000)
     Debt..............................................                    -                      -                   (9,800)
     Repayment of notes payable........................             (100,000)                     -                 (100,000)
  Proceeds from issuance of notes payable..............                    -                      -                   65,000
                                                                ------------          -------------             ------------
           Net cash provided by (used in)financing activities       (195,700)             8,312,301                8,137,609
                                                                ------------          -------------             ------------
Net increase (decrease) in cash........................             (399,456)               374,801                    1,079
Cash, beginning of period..............................              400,535                 25,734                        -
                                                                ------------          -------------             ------------
Cash, end of period....................................         $      1,079          $     400,535             $      1,079
                                                                ============          =============             ============
Supplemental disclosures for cash flow
  information:
  Cash paid for:
     Interest..........................................        $           -          $            -            $           -
     Taxes.............................................                    -                       -                        -

In fiscal 1996, the Company received a note for subscribed preferred stock amounting to $9,400, which is a noncash financing activity.

In fiscal 1996, the Company has recorded a $90,000 liability relating to the purchase of a license agreement, which is a noncash financing activity.

                 See accompanying notes to financial statements.

                        NORTH ATLANTIC ACQUISITION CORP.
                      (FORMERLY ORION ACQUISITION CORP. I)
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                          NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern which contemplates the consummation of the pending merger (see Note 3). If the pending merger is not consummated, the Company will be unable to pay its liabilities and its future general and administrative expenses and merger costs.

     Management cannot be assured that the Company will be able to continue as a going concern due to the uncertainty in completing the pending merger. The Company's continued existence is dependent upon its ability to complete the pending merger.

     The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Income Taxes

     North Atlantic Acquisition Corp. (the "Company" or "NAAC") follows Financial Accounting Standards Board ("FASB") Statement No. 109 Accounting for Income Taxes. This statement requires that deferred income taxes be recorded following the liability method of accounting and be adjusted periodically when income tax rates change.

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

Earnings Per Share

     During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which provides for the calculation of "basic" and "diluted" earnings per share. This Statement, effective for financial statements issued for periods ending after December 15, 1997, requires restatement of all prior-period EPS data presented. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. All periods presented have been restated to comply with the provisions of SFAS No. 128.

     Basic and diluted net earnings/loss per share are based upon the weighted average number of common shares outstanding. Diluted earnings/loss per share did not include the assumed exercise of common stock options and warrants because the effect was anti-dilutive.

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

     The Registration Statement for the Company's Initial Public Offering (the "Offering") became effective August 22, 1997. The Company consummated the Offering on August 27, 1997 and raised net proceeds of approximately $8,100,000 (see Note 4). The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination (see Note 3) with an operating business ("Business Combination"). There is no assurance that the Company will be able to successfully effect a Business Combination. An aggregate of $8,000,000 of the net proceeds was placed in an escrow account which has been invested in short-term United States Government Securities, including treasury bills and cash and cash equivalents ("Proceeds Escrow Account"), subject to release at the earlier of (i) consummation of its first Business Combination or
(ii) redemption of the Class A stock (see below). The remaining proceeds from the Offering will be used to pay for business, legal and accounting, due diligence on prospective acquisitions, costs relating to the public offering and continuing general and administrative expenses in addition to other expenses.

     The Company, prior to the consummation of any Business Combination, will submit such transaction to the Company's stockholders for their approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. All of the Company's prior stockholders, including all directors and the Company's executive officers, have agreed to vote their respective shares of Class A stock in accordance with the vote of the majority of the shares voted by all other stockholders of the

Company ("nonaffiliated public stockholders") with respect to any such Business Combination. A Business Combination will not be consummated unless approved by a vote of two-thirds of the shares of common stock owned by nonaffiliated public stockholders.

     At the time the Company seeks stockholder approval of any potential Business Combination, the Company will offer ("Redemption Offer") each of the nonaffiliated public Class A stockholders the right, for a specified period of time not less than 20 calendar days, to redeem his shares of Class A stock. The per share redemption price will be determined by dividing the amount in the escrow account (including all interest earned thereon) by the number of shares of Class A stock held by such nonaffiliated public stockholders. In connection with the Redemption Offer, if nonaffiliated public stockholders holding less than 20% or 160,000 shares of the Class A stock elect to redeem their shares, the Company may proceed with such Business Combination. If nonaffiliated public stockholders holding 20% or more of the Class A stock elect to redeem their shares, the Company will not proceed with such potential Business Combination and will not redeem such shares. Accordingly, a portion of the net proceeds from the Offering (20% of the cash and treasury securities held in escrow) has been classified as common stock subject to possible redemption in the accompanying balance sheet at the estimated value.

     Class A stock subject to possible redemption are carried at redemption value and are presented outside of stockholders' equity. Changes in the carrying value of these shares are charged or credited directly to stockholders' equity.

     All shares of the escrowed stock outstanding immediately prior to the date of the Offering have been placed in escrow until the earlier of (i) the occurrence of the first Business Combination, (ii) 18 months from the effective date of the Offering or (iii) 24 months from the effective date of the Offering (August 22, 1999) if prior to the expiration of such 18 month period the Company has become a party to a letter of intent or a definitive agreement to effect a Business Combination, in which case such period shall be extended six months. During the escrow period, the holders of escrowed shares of Class A stock will not be able to sell or otherwise transfer their respective shares of Class A stock (with certain exceptions), but will retain all other rights as stockholders of the Company, including, without limitation, the right to vote escrowed shares of Class A stock, subject to their agreement to vote their shares in accordance with a vote of a majority of the shares voted by nonaffiliated public stockholders with respect to a Business Combination or liquidation proposal.

     If the Company does not effect a Business Combination within 18 months from the effective date or 24 months from the effective date if the extension criteria have been satisfied, the Company will distribute the amount held in the Escrow Account to all non-affiliated public stockholders in respect of their Class A stock. The Class A stock of the affiliated stockholders will be cancelled. After the redemption and cancellation of the Class A stock, the assets of NAAC, if any, will be used to pay its liabilities and redeem the outstanding Series A preferred stock at its liquidation value. Thereafter each outstanding share of Class B stock will be exchanged for two shares of Class A stock and the holders will be the sole stockholders of a public shell.

3.  PENDING MERGER

     On August 18, 1998, the Company, Moto Guzzi Corp., a Delaware corporation ("Guzzi Corp."), and for certain provisions, Trident Rowan Group, Inc., a Maryland corporation ("TRG"), entered into a definitive Agreement and Plan of Merger and Reorganization, as amended ("Merger Agreement"), pursuant to which

Guzzi Corp. would merge with and into NAAC, with NAAC being the surviving corporation ("Merger"). TRG and its partially-owned subsidiary, O.A.M. S.p.A. together own all the outstanding common stock of Guzzi Corp. Guzzi Corp., is a leading Italian manufacturer, marketer and distributor of performance and luxury motorcycles and motorcycles parts, marketed under the "Moto Guzzi(Registered)" brand name.

     The Merger will be treated as a reverse acquisition of the Company by Guzzi Corp. In a reverse acquisition, the shareholders of NAAC will own, after the Merger, less than 50% of the post-Merger shares. The shareholders of Guzzi Corp. will receive approximately 76.4% of the post-Merger shares of the Company, excluding any shares of the Company's Class A common stock issuable upon exercise of any options or warrants, and Guzzi Corp. , therefore, will be the accounting acquirer. The cost of the acquisition of the Company will be based on the fair value of the Company's assets and liabilities as of the date of the Merger (which amounts approximate book value). The Company anticipates completing the merger by February 1, 1999. The Merger is subject to shareholder approval and certain other conditions.

4. PUBLIC OFFERING

     On August 27, 1997, the Company consummated the Offering and sold 800,000 units ("Units") and 150,000 shares of Class B exchangeable common stock. Each Unit consists of one share of the Company's Class A common stock and one Class A redeemable common stock purchase warrant ("Class A Warrant"). Each Class A Warrant entitles the holder to purchase from the Company one share of Class A stock at an exercise price of $9.00; each Class B Stock entitles the holder to receive two Units in exchange 90 days after the date of a Business Combination. The Class A Warrants are redeemable, as a class, in whole and not in part, at a price of $.05 per warrant upon 30 days' notice at any time provided that the Company's stockholders have approved a Business Combination and the last sale price of the Class A stock has been $11.00 or higher for 10 of the trading days prior to the day on which the Company gives notice of redemption.

     Concurrent with the Offering, the Company amended and restated its certificate of incorporation to increase its authorized common stock to 10,250,000 shares, of which 10,000,000 shares are designated Class A stock Class A stock and 250,000 shares are designated Class B stock. The Company also increased its authorized preferred stock to 1,000,000 shares.

5. UNITED STATES TREASURY SECURITIES HELD IN ESCROW

     Treasury securities held in escrow at August 31, 1998 consist of the following:

                                                                       MATURITY            INTEREST          MATURITY
                                                    COST               AMOUNT              RATE              DATE
Treasury bill                                       $6,423,585         $6,478,000          5.23%             October 27, 1998
Treasury note                                       $1,985,216          2,018,000          5.00              February 15, 1998
                                                    ----------         -----------         ----
Total Treasury securities held in escrow            $8,408,801         $8,496,000
                                                    ==========         ==========

     At August 31, 1998, the cost of each of the above-listed treasury securities approximated its market value.

6. COMMITMENTS

     The Company has entered into an oral agreement with David J. Mitchell, Chairman and Chief Executive Officer, to lease office space, as well as certain office and secretarial services. The Company pays $2,500 per month to Mr. Mitchell for such services. The expense was $30,000 and $20,000 for 1998 and 1997, respectively.

7. INCOME TAXES

     The fiscal 1998 income tax provision of $65,000 is net of a benefit of $27,000 due to the utilization of the prior years net operating loss carry forwards. The tax expense consists of federal, current income taxes.

8. STOCKHOLDERS' EQUITY

     (a)  Private Placement

     In November 1995, the Company completed a private offering to a limited group of investors which consisted, in the aggregate, of $100,000 in unsecured promissory notes bearing interest at 8% per annum. The notes were payable upon the earlier of May 1998 or the completion of an initial public offering. As of August 31, 1998, the notes, together with accrued interest, were repaid. In addition, the Company also issued to the private placement investors 20,000 shares of common stock for $10,000. The notes were recorded at a discount of $35,000 for financial reporting purposes as a result of additional fair value attributed to the common stock issued to the private placement shareholders. The effective interest rate on the notes was approximately 45%.

     (b)  Preferred Stock

     The Company is authorized to issue 1,000,000 shares of "blank check" preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

     The Company has outstanding 94 shares of Series A preferred stock, owned by CDIJ Capital Partners, L.P., an indirect affiliate of Bright Licensing Corp. The purchase price for such shares, $100.00 per share or $9,400 in the aggregate, is payable to the Company, without interest, upon the earlier of November 15, 1996 or the closing of the Offering. As of August 31, 1998, $9,300 has been received by the Company. The Series A preferred stock is nonvoting, does not bear a dividend and has a liquidation value of $100.00 per share. Each share of Series A preferred stock will be convertible into 1,000 shares of common stock for a period one year following the consummation of a Business Combination. In the event that a Business Combination does not occur within 18 months from the effective date or 24 months from the effective date if the extension criteria are satisfied, the Series A preferred stock will be redeemed by the Company for its liquidation value.

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

     On July 23, 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan"), subject to stockholder approval and consummation of the Merger. The 1998 Plan provides for the grant of options to purchase up to an aggregate of 1,250,000 shares of the Company's Class A common stock to be made to employees, officers, directors and consultants of the Company and its subsidiaries after the Merger. An aggregate of 625,000 of such options will be granted at the effective time of the Merger. The 1998 Plan provides both for incentive stock options ("Incentive Options"), and for options not qualifying as Incentive Options ("Nonqualified Options"). The Company's Board or the Committee will determine the exercise price for each share of the Company's Class A common stock purchasable under an Incentive or Nonqualified Option (collectively "Options"). The exercise price of a Nonqualified Option may be less than 100% of the fair market value on the last trading day before the date of the grant. The exercise price of an Incentive Option may not be less than 100% of the fair market value on the last trading day before the date of grant (or, in the case of an Incentive Option granted to a person possessing at the time of grant more than 10% of the total combined voting power of all classes of stock of the Company, not less than 110% of such fair market value). Options may only be granted within a ten-year period commencing on July 23, 1998 and Incentive Options may only be exercised within ten years of the date of the grant (or within five years in the case of an Incentive Option granted to a person who, at the time of the grant, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or of its parent or any subsidiary).

     The 1998 Plan for Outside Directors provides for the grant of non-incentive options to purchase up to an aggregate of 400,000 shares of the Company's Class A common stock, to the non-employee directors of the Company, each grant to be on the effective date of the Merger and on each January 2, beginning January 2, 2000, of options to purchase 12,500 shares of Company's Class A common stock. The options will expire upon the earlier of ten years following date of grant or three months following the date on which the grantee ceases to serve as a director.

     (d)  Warrants

     Class A Warrants entitle the holder to purchase one share of Class A common stock at a price of $9.00 per share. These warrants will become separable and transferable and can be redeemed by the Company at a price of $.05 per warrant any time after the consummation of a Business Combination.

     The underwriters engaged by the Company in the Offering received a warrant to purchase 80,000 shares of Class A common stock with 80,000 Class A Warrants, at an exercise price of $11.00 per share and warrant and to purchase 15,000 shares of Class B common stock for $11.00 per share.

     Upon closing of the pending merger the Company will issue a warrant to Allen & Company (Fairness Opinion) to purchase 350,000 shares of Class A common stock at an exercise price of $10.00 per share. The Warrant may be exercisable at any time prior to July 1, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of December, 1998.

Date: December 12, 1998

                                     NORTH ATLANTIC ACQUISITION CORP. II

                                     /s/ David J. Mitchell
                                     -----------------------------------
                                     David J. Mitchell
                                     Chairman of the Board
                                     Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/ David J. Mitchell       Chairman of the Board         December 12, 1998
------------------------      and Chief Executive Officer
David J. Mitchell             (Principal Executive Officer)


 /s/ Thomas McMillen          Secretary, Treasurer          December 12, 1998
------------------------      and Director
Thomas McMillen               (Chief Accounting Officer and
                               Principal Accounting Officer)


_______________________       Director                      December   , 1998
A.J. Nassar