Form 10KSB40/A
period 1998-08-31
NORTH ATLANTIC ACQUISITION CORP
filed 1999-01-04
CIK 1004650

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 1998
                         Commission File Number 0-22813
                        North Atlantic Acquisition Corp.
                 (Name of Small Business Issuer in Its Charter)

     Delaware                                              13-3853272
------------------------                            ---------------------------
(State of Incorporation)                            (Small Business Issuer
                                                   I.R.S. Employer I.D. Number)
5 East 59th Street, 3rd Floor
New York, New York                                           10022
---------------------------------------                -----------------
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

Transitional Small Business Disclosure Format (check one): Yes___  No   X

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

Redemption Payment If No Business Combination

         If NAAC does not consummate a Business Combination by August 22, 1999, NAAC will distribute to the holders of Class A Common Stock with respect to their shares (excluding the Pre-IPO Shares), the amount in the Escrow Account, including any interest earned thereon. The stockholders of Pre-IPO Shares do not have the right to participate in any redemption payment with respect to their Pre-IPO Shares and their shares of Class A Common Stock will be cancelled. The remaining assets of NAAC, if any, will be used to pay NAAC's liabilities and to redeem the outstanding Series A Preferred Stock at its liquidation value. The

Class B Common Stock will not receive any redemption payment. Following the Class A Common Stock redemption and cancellation, the outstanding shares of Class B Common Stock automatically will be exchanged for two shares of NAAC Class A Common Stock. In this event, the holders of the Class B Common Stock will be the sole shareholders of a public shell corporation with no assets.

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

         Moto Guzzi sells its products worldwide through a network of wholly and partially owned importers and independent dealers. In Italy, Moto Guzzi maintains a network of over 140 independent distributors. In Germany, Moto Guzzi owns 25%, and has an option to buy a total of 90%, of MGI GmbH, which is the exclusive importer-distributor of Moto Guzzi motorcycles and parts in that country. In France, Moto Guzzi owns 100% of its importer-distributor. In the United States, Guzzi Corp.'s wholly owned Moto America subsidiary serves as the exclusive importer-distributor and maintains a national network of 100 dealers. Moto Guzzi's sales by region are:

                                         Year Ended December 31,
                                    --------------------------------
Geographic Area                     1997         1996          1995
---------------
Italy                                37%          37%           35%
Europe (Other than Italy)            46%          43%           49%
United States                        13%           7%            6%
Elsewhere                             4%          13%           10%

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

                                                                     Class A           Class B          Class A
                                                    Units          Common Stock     Common Stock       Warrants
                                                    -----          ------------     ------------       --------
                                                High      Low     High      Low     High     Low     High     Low
                                                ----     -----    ----     -----    ----     ----    ----     -----
Year Ended August 31, 1997:                      10.00     9.25      N/A      N/A   10.00    10.00     N/A      N/A
Fourth Quarter (from August 22, 1997)
Year Ended August 31, 1998:                     10.125     9.00    8.375    8.375   10.50     9.25     .50      .50
         First Quarter
         Second Quarter                          10.00    8.875    8.500    8.375   10.00     9.25     .50      .50
         Third Quarter                            9.25     9.00     9.00     8.50    9.75     9.25     .50      .50
         Fourth Quarter                          9.313     9.13    9.375    8.625    9.75    9.375     .50      .50
Year Ending August 31, 1999:                      9.75    9.313    9.375    8.625    9.75    9.375     .75      .50
         First Quarter

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Forward Looking Statements

        When used in this Form 10-KSB and in future filings by NAAC with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or "the company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties, some of which are described below, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        The current directors and officers of the Company are as follows:

Name                              Age           Position
----------------                  -----         ---------

David J. Mitchell                  37           Chairman of the Board,
                                                Chief Executive Officer,
                                                Director

C. Thomas McMillen                 45           Secretary, Treasurer, Director

A.J. Nassar                        41           Director


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

        C. Thomas McMillen has been Chairman and Chief Executive Officer of Complete Wellness Centers, Inc., a physician practice management company founded by him, since November 1994. He has been a director, Treasurer and Secretary of the Company since October 1996. Mr. McMillen has been president of McMillen & Company, Inc., a health care consulting firm, since January 1993. He served as Chief Administrative Officer of CliniCorp, Inc. from November 1993 to March 1994. Until December 1994, Mr. McMillen was a director of CliniCorp, which filed for bankruptcy in June 1996. Mr. McMillen serves on the Board of Directors of Commodore Applied Technologies, Inc., Kellstrom, Inc., CHG, Inc. and UC Television Network Corp.

        A.J. Nassar has served as President, Chief Executive Officer, Treasurer and a Director of The Maxim Group, Inc. since December 1990. The Maxim Group, Inc., a New York Stock Exchange listed company, is a franchisor for floor covering outlets. From 1986 to 1990, Mr. Nassar served as Vice President and Chief Operating Officer of Kenny Carpet and Linoleum, Inc., a multistore retail carpet chain in western New York. He was previously employed by Trend Carpet Mills and Queen Carpet Mills, both of which are carpet manufacturers, where he was responsible for cultivating new markets in the northeastern United States. In addition, Mr. Nassar has served as a managing partner of K.K.N. Investment, a privately held real estate development and holding company.

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

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information as of December 1, 1998 based on information obtained from the persons named below. With respect to the beneficial ownership of shares of the Company's Common Stock by (i) each person known to be the owner of more than 5% of the outstanding shares of Common Stock,
(ii) each director and (iii) all executive officers and directors as a group. Name Class A Class B Common Percent

                                                                 Percent
                                                                Of Class A
                                                                 Common
                                                                 Stock
                               Class A          Class B       Beneficially
Name                         Common Stock     Common Stock       Owned
-----------                 -------------     ------------    -------------
David J. Mitchell(1)          172,500(2)        15,000(3)        16.2%
C. Thomas McMillen(1)         172,500(2)        15,000(3)        16.2%
A.J. Nassar(1)                115,000(4)           -0-            9.5%
Barry Rubenstein              218,000(5)        32,000           21.1%
The Maxim Group, Inc.         100,000              -0-            8.3%
All NAAC officers and         460,000(6)        30,000(6)        30.1%
  directors as a group
  (3 persons)

_______________________________
* Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("Commission") and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable, or exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

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

16   4.2 Form of  Representative's  Warrant  Agreement  of  Registrant  (Exhibit
     4.5)(2)

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

27.1* Financial Data Schedule



___________________________________
*    Filed herewith.

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

                                BDO SEIDMAN, LLP

New York, New York
October 12, 1998

                        NORTH ATLANTIC ACQUISITION CORP.
                      (FORMERLY ORION ACQUISITION CORP. I)
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET


                                     ASSETS

                                                                  August 31,
                                                                      1998
                                                                  ---------
Current:
     Cash                                                        $    1,079
     Cash held in escrow                                                324
     Investment in United States Government
      Treasury securities held in escrow (Notes 2 and 5)          8,408,801
     Deferred merger costs                                          105,000
                                                                 ----------
                                                                 $8,515,204
                                                                 ==========

                                   LIABILITIES

Liabilities:
     Accrued expenses                                            $  174,496
                                                                 ----------
         Total liabilities                                          174,496
                                                                 ----------
Commitments (Note 6)
Common Stock subject to possible redemption, 160,000
  shares at redemption value (Note 2)                             1,681,825
Stockholders' equity (Notes 1, 2, 4 and 8):
     Convertible preferred stock, $.01 par value--shares
         authorized 1,000,000, outstanding 94;
         liquidation value--$9,400                                        1
     Subscription receivable                                          (100)
     Class A common Stock, $.01 par value--shares
         authorized 10,000,000; outstanding 906,000                  9,060
     Class B common stock, $.01 par value--shares
         authorized 250,000; issued and outstanding 150,000          1,500
     Additional paid-in capital                                  6,586,948
     Retained earnings during the development stage                 61,474
                                                                ----------
         Total stockholders' equity                             $8,515,204
                                                                ==========









                 See accompanying notes to financial statements.

                        NORTH ATLANTIC ACQUISITION CORP.
                      (FORMERLY ORION ACQUISITION CORP. I)
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF OPERATIONS

                                                                    Year Ended August 31,          Period from
                                                                    ---------------------       September 1, 1995
                                                                                                 (inception) to
                                                                      1998          1997         August 31, 1998
                                                                      ----          ----         ----------------
Interest income                                                      $ 411,393      $   --           $411,393

General and administrative expenses and debt costs                     133,089       38,920           203,094

Income taxes                                                            65,000          --             65,000
                                                                     ---------      -------          --------
Net income (loss)                                                   $  213,304     $(38,920)         $143,299
                                                                    ==========     =========         ========
Net income (loss) per common share--basic and diluted               $      .20     $   (.33)
                                                                    ==========     =========
Weighted average common shares outstanding                           1,056,000      119,014
                                                                    ==========     =========



















             See accompanying  notes to financial statements.




                        NORTH ATLANTIC ACQUISITION CORP.
                      (FORMERLY ORION ACQUISITION CORP. I)
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                         Retained
                                                    Class A           Class B                            Earnings
                  Preferred Stock                 Common Stock       Common Stock         Additional     During the     Stock-
                                   Subscription                                             Paid-In      Development    holders'
                  Shares   Amount   Receivable   Shares   Amount    Shares     Amount       Capital         Stage       Equity
                  ------   ------  ------------  ------   ------    ------    -------     ----------     -----------   --------
Issuance of
 founders' shares   --       $--           $--    86,000     $860         --       $--      $7,740           $--       $ 8,600

Sale of common      --        --            --    20,000      200         --        --      44,800            --        45,000
 stock

Subscription         94         1       (9,400)        --       --        --        --       9,399            --            --
 receivables

Net loss             --        --            --                           --        --          --       (31,085)      (31,085)
                  ------   ------  ------------  --------  -------   --------  --------  ----------       --------   --------

Balance, August      94         1       (9,400)   106,000    1,060         --        --      61,939      (31,085)       22,515
31, 1996

Net loss             --        --            --        --       --         --        --          --      (38,920)      (38,920)

Sale of common       --        --            --   800,000    8,000    150,000     1,500   8,125,009            --    8,134,509
 stock, net

Reclassification     --        --            --        --       --         --        --  (1,600,000)           --   (1,600,000)
 to redeemable
 common stock
                  ------   ------  ------------  --------  -------   --------  --------  ----------       --------   ---------

Balance, August      94         1       (9,400)   906,000    9,060    150,000     1,500   6,586,948      (70,005)    6,518,104
 31, 1997

Subscription         --        --         9,300        --       --         --        --          --            --        9,300
 paid

Net income           --        --            --        --       --         --        --          --       213,304      213,304

Accretion to         --        --            --        --       --         --        --          --      (81,825)      (81,825)
 redemption
 value of common
 stock
                  ------   ------  ------------  --------  -------   --------  --------  ----------       --------   ---------

Balance, August      94       $ 1       $ (100)   906,000  $ 9,060    150,000   $ 1,500  $6,586,948       $61,474   $6,658,883
 31, 1998         ======   ======  ============   =======  =======   ========  ========  ==========       ========   ==========







              See accompanying  notes to financial statements.

                        NORTH ATLANTIC ACQUISITION CORP.
                      (FORMERLY ORION ACQUISITION CORP. I)
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF CASH FLOWS

                                                                          Year Ended August 31,                     Period from
                                                                                                                 September 1, 1995
                                                                                                                   (inception) to
                                                                       1998                    1997                August 31, 1998
                                                                    ----------               ----------           -----------------
Cash flow from operating activities:
   Net income (loss)                                                $ 213,304                $ (38,920)              $ 143,299
   Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
   Amortization of deferred debt costs                                    --                        --                   9,800
   Amortization of discount on notes payable                              --                    17,088                  35,000
   Changes in assets and liabilities:
     Accrued expenses                                                 (7,935)                   84,332                 (63,303)
     Interest on receivable on investments                          (271,654)                       --                (123,555)
                                                                    ----------               ----------           -----------------
           Net cash provided by (used in)
            operating activities                                    ( 66,285)                   62,500                    941
                                                                    ----------               ----------           -----------------
Cash flows from investing activities:
   Purchase of treasury securities in escrow                     (10,634,874)               (7,998,324)            (18,634,198)
   Sale of treasury securities in escrow                          10,497,051                        --              10,495,375
   Decrease (increase) in cash held in escrow                          1,352                    (1,676)                  1,352
          Net cash used in investing activities                     (137,471)               (8,000,000)             (8,137,471)
                                                                    ----------               ----------           -----------------
Cash flows from financing activities:
   Proceeds from sale of common stock                                     --                 8,134,509               8,188,109
   Subscription paid                                                   9,300                        --                   9,300
   Deferred costs:
     Registration                                                         --                   177,792                  90,000
     Merger costs                                                   (105,000)                       --                (105,000)
     Debt                                                                 --                        --                  (9,800)
     Repayment of notes payable                                     (100,000)                       --                (100,000)
   Proceeds from issuance of notes payable                                --                        --                  65,000
          Net cash provided by (used in)financing activities        (195,700)                8,312,301               8,137,609
                                                                    ----------               ----------           -----------------
Net increase (decrease) in cash                                     (399,456)                  374,801                   1,079

Cash, beginning of period                                            400,535                    25,734                      --
                                                                    ----------               ----------           -----------------
Cash, end of period                                                $   1,079                 $ 400,535                $  1,079
                                                                   ===========               ==========           =================
Supplemental disclosures for cash flow
   information:

   Cash paid for:
     Interest                                                      $      --                 $      --                 $    --
     Taxes                                                                --                        --                      --


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

                                   F-9
         The Company, prior to the consummation of any Business Combination, will submit such transaction to the Company's stockholders for their approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. All of the Company's prior stockholders, including all directors and the Company's executive officers, have agreed to vote their respective shares of Class A stock in accordance with the vote of the majority of the shares voted by all other stockholders of the Company ("nonaffiliated public stockholders") with respect to any such Business Combination. A Business Combination will not be consummated unless approved by a vote of two-thirds of the shares of common stock owned by nonaffiliated public stockholders.

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

5.        UNITED STATES TREASURY SECURITIES HELD IN ESCROW

         Treasury securities held in escrow at August 31, 1998 consist of the following:
                                  MATURITY     INTEREST        MATURITY
                       COST         AMOUT        RATE            DATE
                    ----------    ----------   --------     -----------------
Treasury bill       $6,423,585    $6,478,000     5.23%       October 27, 1998
Treasury note       $1,985,216     2,018,000     5.00        February 15, 1998
                    ----------    -----------    ----
Total Treasury      $8,408,801    $8,496,000
securities held     ==========    ==========
in escrow


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

         On July 23, 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan"), subject to stockholder approval and consummation of the Merger. The 1998 Plan provides for the grant of options to purchase up to an aggregate of 1,250,000 shares of the Company's Class A common stock to be made to employees, officers, directors and consultants of the Company and its subsidiaries after the Merger. An aggregate of 900,000 of such options will be granted at the effective time of the Merger. The 1998 Plan provides both for incentive stock options ("Incentive Options"), and for options not qualifying as Incentive Options ("Nonqualified Options"). The Company's Board or the Committee will determine the exercise price for each share of the Company's Class A common stock purchasable under an Incentive or Nonqualified Option (collectively "Options"). The exercise price of a Nonqualified Option may be less than 100% of the fair market value on the last trading day before the date of the grant. The exercise price of an Incentive Option may not be less than 100% of the fair market value on the last trading day before the date of grant (or, in the case of an Incentive Option granted to a person possessing at the time of grant more than 10% of the total combined voting power of all classes of stock of the Company, not less than 110% of such fair market value). Options may only be granted within a ten-year period commencing on July 23, 1998 and Incentive Options may only be exercised within ten years of the date of the grant (or within five years in the case of an Incentive Option granted to a person who, at the time of the grant, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or of its parent or any subsidiary).

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

                                      F14

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on the ___th day of December, 1998.

Date: December 31, 1998

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


  /s/ David J. Mitchell                  Chairman of the Board                  December 31, 1998
-------------------------                and Chief Executive Officer
David J. Mitchell                        (Principal Executive Officer)

  /s/ Thomas McMillen                    Secretary, Treasurer                   December 31, 1998
-------------------------                and Director
Thomas McMillen                          (Principal Accounting Officer and
                                         Principal Financial Officer)

_________________________                Director                               December     , 1998
A.J. Nassar