Form 10QSB
period 1998-11-30
NORTH ATLANTIC ACQUISITION CORP
filed 1999-01-19
CIK 1004650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1998.

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________  to  ________________

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

                                  Yes _X_    No __

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                  Yes __     No __


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A, common stock, par value $.01 per share, 906,000 shares outstanding as of December 31, 1998.

Class B, common stock, par value $.01 per share, 150,000 shares outstanding as of December 31, 1998.

                                                North Atlantic Acquisition Corp.
                                            (formerly Orion Acquisition Corp. I)
                                        (a corporation in the development stage)

                                                                           Index
================================================================================

Part I - Financial Information

  Item 1. Financial statements:

          Balance sheets as of November 30, 1998 and
            August 31, 1998                                                    3
          Statements of operations for the three months
            ended November 30,  1998 and 1997 and period
            from September 1, 1995 (inception) to
            November 30, 1998                                                  4
          Statements of stockholders' equity for the three
            months ended November 30, 1998                                     5
          Statements of cash flows for the three months
            ended November 30, 1998 and 1997 and period
            from September 1, 1995 (inception) to
            November 30, 1998                                                  6
          Notes to financial statements                                        7

  Item 2. Management's  Discussion and Analysis of Financial  Condition
               and Results of Operations 8

Part II - Other Information

  Item 1. Legal Proceedings                                                    9
  Item 2. Changes in Securities                                                9
  Item 3. Defaults Upon Senior Securities                                      9
  Item 4. Submission of Matters to a Vote of Security Holders                  9
  Item 5. Other Information                                                    9
  Item 6. Exhibits and Reports on Form 8-K                                     9

  Signatures                                                                  10

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
                                                                  Balance Sheets
================================================================================

                                                                          November 30,     August 31,
                                                                              1998           1998
 ----------------------------------------------------------------------------------------------------
                                                                          (Unaudited)      (Audited)
Assets
Cash                                                                      $       691    $     1,079
Cash held in escrow                                                               324            324
Investment in treasury securities held in escrow                            8,557,526      8,408,801
Deferred merger costs                                                         215,000        105,000
-----------------------------------------------------------------------------------------------------
                                                                          $ 8,773,541    $ 8,515,204
=====================================================================================================
Liabilities and Stockholders' Equity
Liabilities:
   Accrued expenses                                                       $   350,027    $   174,496
-----------------------------------------------------------------------------------------------------
Commitments
Common stock subject to possible conversion, 160,000
  shares at redemption value                                                1,711,570      1,681,825
-----------------------------------------------------------------------------------------------------
Stockholders' equity:
   Convertible preferred stock, $.01 par value - shares
     authorized 1,000,000; outstanding none; subscribed
     94; liquidation value - $9,400                                                 1              1
   Subscription receivable                                                       (100)          (100)
   Class A common stock, $.01 par value - shares
     authorized 10,000,000; outstanding 906,000                                 9,060          9,060
   Class B common stock, $.01 par value - shares
     authorized 250,000;issued and outstanding 150,000                          1,500          1,500
   Additional paid-in capital                                               6,586,948      6,586,948
   Earnings (deficit) accumulated during the development
     stage                                                                    114,535         61,474
-----------------------------------------------------------------------------------------------------
        Total stockholders' equity                                          6,711,944      6,658,883
-----------------------------------------------------------------------------------------------------
                                                                          $ 8,773,541    $ 8,515,204
=====================================================================================================

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

-----------------------------------------------------------------------------------------------------------------
                                                                                                    Period from
                                                                                                    September 1,
                                                                      Three months ended                1995
                                                                          November 30,             (inception) to
                                                                 ----------------------------        November 30,
                                                                   1998              1997                1998
------------------------------------------------------------------------------------------------------------------
Interest income                                                  $   148,750      $   105,000       $   560,143
General and administrative expenses and debt costs                    40,944          (11,000)         (244,038)
Income taxes                                                          25,000               --            90,000
------------------------------------------------------------------------------------------------------------------
Net income                                                       $    82,806      $    94,000       $   226,105
==================================================================================================================
Net income per common share                                      $       .08      $       .09
==================================================================================================================
Weighted average common shares outstanding                         1,056,000        1,056,000
==================================================================================================================

                                 See accompanying notes to financial statements.

                                                North Atlantic Acquisition Corp.
                                            (formerly Orion Acquisition Corp. I)
                                        (a corporation in the development stage)

                                                    Item 1. Financial Statements
                                              Statements of Stockholders' Equity
================================================================================


                                                                                        Class A                      Class B
                                                                                  ---------------------      -----------------------
                                             Preferred Stock                          Common stock                 Common stock
                                          --------------------    Subscription    ---------------------      -----------------------
                                          Shares        Amount     receivable     Shares         Amount       Shares          Amount
------------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 1997
 (Audited)                                  94            $1       $(9,400)       906,000        $9,060       150,000         $1,500
Subscription paid                           --            --         9,300             --            --            --             --
Net income                                  --            --            --             --            --            --             --
Accretion to redemption value of
   common stock                             --            --            --             --            --            --             --
------------------------------------------------------------------------------------------------------------------------------------
Balance August 30, 1998 (Audited)           94             1          (100)       906,000         9,060       150,000          1,500
Net income                                  --            --            --             --            --
Accretion to redemption value of
   common stock                             --            --            --             --            --
------------------------------------------------------------------------------------------------------------------------------------
Balance, November 30, 1998
   (Unaudited)                              94            $1         $(100)       906,000        $9,060       150,000         $1,500
====================================================================================================================================

                                                              Earnings
                                                             (deficit)
                                                             accumulated      Total
                                               Additional     during the   stockholders'
                                                paid-in      development     equity
                                                capital         stage       (deficit)
--------------------------------------------------------------------------------------
Balance, August 31, 1997
 (Audited)                                     $6,586,948      $(70,005)    $6,518,104
Subscription paid                                      --                        9,300
Net income                                             --       213,304        213,304
Accretion to redemption value of
   common stock                                        --       (81,825)       (81,825)
---------------------------------------------------------------------------------------
Balance August 30, 1998 (Audited)               6,586,948        61,474      6,658,883
Net income                                                       82,806         82,806
Accretion to redemption value of
   common stock                                                 (29,745)       (29,745)
---------------------------------------------------------------------------------------
Balance, November 30, 1998
   (Unaudited)                                 $6,586,948      $114,535     $6,711,944
=======================================================================================


                                 See accompanying notes to financial statements.

                                                North Atlantic Acquisition Corp.
                                            (formerly Orion Acquisition Corp. I)
                                        (a corporation in the development stage)

                                                    Item 1. Financial Statements
                                                        Statements of Cash Flows
                                                                     (Unaudited)
================================================================================

                                                                                                                      Period from
                                                                                 Three months ended November 30,      September 1,
                                                                                 -------------------------------    1995 (inception)
                                                                                                                     to November 30,
                                                                                   1998                1997              1998
------------------------------------------------------------------------------------------------------------------------------------
 Cash flows from operating activities:
    Net income (loss)                                                          $     82,806        $     94,000        $    226,105
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
         Amortization of deferred debt costs                                             --                  --               9,800
         Amortization of discount on notes payable                                       --                  --              35,000
         Changes in assets and liabilities:
            Accrued expenses                                                        175,531             (49,332)            111,928
            Interest receivable on investments                                     (106,725)           (105,000)           (230,280)
------------------------------------------------------------------------------------------------------------------------------------
               Net cash provided by (used in) operating
                 activities                                                         151,612             (60,332)            152,553
------------------------------------------------------------------------------------------------------------------------------------
 Cash flows from investing activities:
    Purchase of treasury securities in escrow                                    (6,520,000)                 --         (25,154,198)
    Sale of treasury securities in escrow                                         6,478,000                  --          16,973,375
    Increase in cash held in escrow                                                      --                  --               1,352
------------------------------------------------------------------------------------------------------------------------------------
               Net cash used in investing activities                                (42,000)                 --          (8,179,471)
------------------------------------------------------------------------------------------------------------------------------------
 Cash flows from financing activities:
    Proceeds from sale of common stock, net                                              --                  --           8,188,109
    Subscription paid                                                                    --               9,300               9,300
    Deferred costs:
       Registration                                                                      --                  --              90,000
       Merger costs                                                                      --                  --            (215,000)
       Debt                                                                        (110,000)                 --              (9,800)
       Repayment of notes payable                                                        --            (100,000)           (100,000)
    Proceeds from issuance of notes payable                                              --                  --              65,000
------------------------------------------------------------------------------------------------------------------------------------
               Net cash provided by (used in) financing
                 activities                                                        (110,000)            (90,700)          8,027,609
------------------------------------------------------------------------------------------------------------------------------------
 Net increase (decrease) in cash                                                       (388)           (151,032)                691
 Cash, beginning of period                                                            1,079             400,535                  --
------------------------------------------------------------------------------------------------------------------------------------
 Cash, end of period                                                           $        691        $    249,503        $        691
====================================================================================================================================
 Supplemental disclosures for cash flow information:
  Cash paid for:
       Interest                                                                $         --        $         --        $         --
       Taxes                                                                             --                  --                  --
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

                                                North Atlantic Acquisition Corp.
                                            (formerly Orion Acquisition Corp. I)
                                        (a corporation in the development stage)

                                                    Item 1. Financial Statements
                                                   Notes to Financial Statements
================================================================================

1.   Basis of Presentation          The  financial  statements  are presented in
                                    accordance  with  the  requirements  of Form
                                    10-Q   and   Regulation   210  of  S-X   and
                                    consequently  do  not  include  all  of  the
                                    disclosures  normally made in an annual Form
                                    10-K  filing.  Accordingly,   the  financial
                                    statements   included   herein   should   be
                                    reviewed in conjunction with the financial statements and footnotes therein included within the Company's Annual Report on Form
                                    10-K for the year ended August 31, 1998.

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

On August 18, 1998, the Company, Moto Guzzi Corp., a Delaware corporation ("Guzzi Corp."), and for certain provisions, Trident Rowan Group, Inc., a Maryland corporation ("TRG"), entered into a definitive Agreement and Plan of Merger and Reorganization, as amended ("Merger Agreement"), pursuant to which Guzzi Corp. would merge with and into NAAC, with NAAC being the surviving corporation ("Merger"). TRG and its partially-owned subsidiary, O.A.M. S.p.A., together own all the outstanding common stock of Guzzi Corp. Guzzi Corp., is a leading Italian manufacturer, marketer and distributor of performance and luxury motorcycles and motorcycle parts, marketed under the "Moto Guzzi(R)" brand name.

The Merger will be treated as a reverse acquisition of the Company by Guzzi Corp. In a reverse acquisition, the shareholders of NAAC will own, after the Merger, less than 50% of the post-Merger shares. The shareholders of Guzzi Corp. will receive approximately 76.4% of the post-Merger shares of the Company, excluding any shares of the Company's Class A common stock issuable upon exercise of any options or warrants, and Guzzi Corp., therefore, will be the accounting acquirer. The cost of the acquisition of the Company will be based on the fair value of the Company's assets and liabilities as of the date of the Merger (which amounts approximate book value). The Company anticipates completing the merger by February 1, 1999. The Merger is subject to shareholder approval and certain other conditions.

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



Date:  January 19, 1999                        North Atlantic Acquisition Corp.
                                               ---------------------------------
                                                        (Registrant)



                                               By: /s/ David J. Mitchell
                                                   ----------------------------
                                                       David J. Mitchell
                                                       Chairman of the Board and
                                                       Chief Executive Officer