Form 10-Q
period 1999-02-28
NORTH ATLANTIC ACQUISITION CORP
filed 1999-05-20
CIK 1004650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1999

|_| TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________  to  ________________

Commission file number - 000-22813

                             MOTO GUZZI CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                                 13-3853272
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                   350 Park Avenue , New York, New York 10022
              ---------------------------------------------------
               (Address of principal executive offices - Zip code)

Registrant's telephone number, including area code: (212) 644-4441

Former name, former address and former fiscal year, if changed since last report.

    North Atlantic Acquisition Corp., 5 East 59th Street, New York, NY 10022

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes |_| No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $.01 per share, 5,496,000 shares outstanding as of May 17, 1999.

                             Moto Guzzi Corporation
                   (formerly North Atlantic Acquisition Corp.)
                      (formerly Orion Acquisition Corp. I)
                    (a corporation in the development stage)

                                      INDEX

Part I  -  Financial Information

Item 1.    Financial statements:

           Balance sheets as of February 28, 1999 and August 31, 1998 .......  3
           Statements of operations for the three and six months
             ended February 28, 1999 and 1998 and period from
             September 1, 1995 (inception) to February 28, 1999..............  4
           Statements of stockholders' equity for the six months ended
             February 28, 1999...............................................  5
           Statements of cash flows for the six months ended February
             28, 1999 and 1998 and period  from September 1, 1995
             (inception) to February 28, 1999................................  6
           Notes to financial statements.....................................  7

Item 2.    Management's  Discussion and Analysis of
           Financial Condition and Results of Operations ....................  8

Part II -  Other Information

Item 1.    Legal Proceedings.................................................  9

Item 2.    Changes in Securities.............................................  9

Item 3.    Defaults Upon Senior Securities...................................  9

Item 4.    Submission of Matters to a Vote of Security Holders...............  9

Item 5.    Other Information.................................................  9

Item 6.    Exhibits and Reports on Form 8-K..................................  9

Signatures................................................................... 10

                             Moto Guzzi Corporation
                   (formerly North Atlantic Acquisition Corp.)
                      (formerly Orion Acquisition Corp. I)
                    (a corporation in the development stage)

Part 1. Financial Information

Item 1. Financial Statements

                                 BALANCE SHEETS

                                                            February 28, 1999   August 31, 1998
                                                            -----------------   ---------------
                                                               (Unaudited)         (Audited)
Assets
Cash                                                           $       602        $     1,079
Cash held in escrow                                                    485                324
Investment in treasury
  securities held in escrow                                      8,641,834          8,408,801
Deferred merger costs                                              601,420            105,000
                                                               -----------        -----------
                                                               $ 9,244,341        $ 8,515,204
                                                               ===========        ===========
Liabilities and Stockholders' Equity
Liabilities:
  Accrued expenses                                             $   796,998        $   174,496
                                                               -----------        -----------
Commitments
Common stock subject to possible
  conversion, 160,000 shares
  at redemption value                                            1,728,367          1,681,825
                                                               -----------        -----------
Stockholders' equity:
   Convertible preferred stock, $.01 par value - shares
     authorized 1,000,000; outstanding none; subscribed
     94; liquidation value - $9,400                                      1                  1
   Subscription receivable                                              --               (100)
   Class A common stock, $.01 par value - shares
     authorized 10,000,000; outstanding 906,000                      9,060              9,060
   Class B common stock, $.01 par value - shares
     authorized 250,000; issued and outstanding 150,000              1,500              1,500
   Additional paid-in capital                                    6,586,948          6,586,948
   Earnings (deficit) accumulated during
     the development stage                                         121,467             61,474
                                                               -----------        -----------
       Total stockholders' equity                                6,718,976          6,658,883
                                                               -----------        -----------
                                                               $ 9,244,341        $ 8,515,204
                                                               ===========        ===========

                 See accompanying notes to financial statements.

                             Moto Guzzi Corporation
                   (formerly North Atlantic Acquisition Corp.)
                      (formerly Orion Acquisition Corp. I)
                    (a corporation in the development stage)

Item 1. Financial Statements

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                  Three Months Ended              Six Months Ended           Period From
                                     February 28                    February 28          September 1, 1995
                              --------------------------    --------------------------     (inception) to
                                 1999            1998           1999           1998      February 28, 1999
Interest income               $    83,748    $   108,624    $   232,498    $   213,624      $   643,891
General and administrative
  expenses and debt costs         (35,019)       (92,013)       (75,963)      (103,013)        (279,057)
Income taxes                      (25,000)                      (50,000)                       (115,000)
                              -----------    -----------    -----------    -----------      -----------
Net income                         23,729         16,611        106,535        110,611          249,834
                              ===========    ===========    ===========    ===========      ===========

Net income per common share   $      0.02    $      0.02    $      0.10    $      0.10
                              ===========    ===========    ===========    ===========

Weighted average common
  shares outstanding            1,056,000      1,056,000      1,056,000      1,056,000
                              ===========    ===========    ===========    ===========

                 See accompanying notes to financial statements.

                             Moto Guzzi Corporation
                   (formerly North Atlantic Acquisition Corp.)
                      (formerly Orion Acquisition Corp. I)
                    (a corporation in the development stage)

Item 1. Financial Statements

Statement of Stockholders' Equity



                                         Preferred Stock  Subscription  Class A Common Stock  Class B Common Stock  Additional
                                         -------------------------------------------------------------------------    paid-in
                                         Shares   Amount   Receivable     Shares    Amount      Shares    Amount      capital
                                         --------------------------------------------------------------------------------------

Balance August 31, 1997 (Audited)            94   $     1   $ (9,400)     906,000   $ 9,060     150,000   $ 1,500     6,586,948

Subscription paid                            --        --      9,300           --        --          --        --            --
Net income                                   --        --         --           --        --          --        --            --
Accretion to redemption value
  of common stock                            --        --         --           --        --          --        --            --

                                         ------   -------   --------     --------   -------    --------   -------   -----------

Balance August 31, 1998 (Audited)            94         1       (100)     906,000     9,060     150,000     1,500     6,586,948

Subscription paid                            --        --        100           --        --          --        --            --
Net income                                   --        --         --           --        --          --        --            --
Accretion to redemption value
  of common stock                            --        --         --           --        --          --        --            --

                                         ------   -------   --------     --------   -------    --------   -------   -----------

Balance February 28, 1999 (Unaudited)        94   $     1   $     --      906,000   $ 9,060    150,000    $ 1,500     6,586,948

                                         ======   =======   ========     ========   =======   ========    =======   ===========

                                          (deficit)
                                         accumulated
                                          during the       Total
                                          development   stockholders'   Comprehensive
                                            stage          equity           Income
                                          ---------     -------------

Balance August 31, 1997 (Audited)         $ (70,005)     $ 6,518,104

Subscription paid                                --            9,300
Net income                                  213,304          213,304          213,304
Accretion to redemption value
  of common stock                           (81,825)         (81,825)         (81,825)

                                          ---------      -----------      -----------

Balance August 31, 1998 (Audited)            61,474        6,658,883          131,479

Subscription paid                                --              100
Net income                                  106,535          106,535          106,535
Accretion to redemption value
  of common stock                           (46,542)         (46,542)         (46,542)

                                          ---------      -----------      -----------

Balance February 28, 1999 (Unaudited)     $ 121,467      $ 6,718,976           59,993

                                          =========      ===========

                 See accompanying notes to financial statements.

                             Moto Guzzi Corporation
                   (formerly North Atlantic Acquisition Corp.)
                      (formerly Orion Acquisition Corp. I)
                    (a corporation in the development stage)

Item 1. Financial Statements

                             STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                                         Period From
                                                      6 months ended February 28,     September 1, 1995
                                                      ---------------------------       (inception) to
                                                          1999           1998         February 28, 1999
Net income                                                106,535        110,611               249,834
Adjustments to reconcile net income/(loss) to
     net cash used in operating activities:
    Amortization of deferred debt costs                        --             --                 9,800
    Amortization of discount on notes payable                  --             --                35,000
    Changes in operating assets and liabilities:
        Accrued expenses                                  622,502        (16,337)              558,899

    Interest receivable on investments                     17,027       (163,102)             (211,528)

                                                      -----------    -----------           -----------
Cash used in operating activities                         746,064        (68,828)              642,005
                                                      -----------    -----------           -----------

    Purchase of treasury securities in escrow         (21,820,060)    (4,157,874)          (40,454,258)
    Sale of treasury securities in escrow              21,570,000      4,106,000            32,065,375
   (Increase)/decrease in cash held in escrow                (161)         1,352                 1,191

                                                      -----------    -----------           -----------
Net cash used in investing activities                    (250,221)       (50,522)           (8,387,692)
                                                      -----------    -----------           -----------

Net proceeds from sale of common stock                                        --             8,188,109
Subscription paid                                             100          9,300                 9,400
Deferred costs:
   Registration                                                               --                90,000
   Merger costs                                          (496,420)                            (496,420)
   Debt                                                                       --                (9,800)
Repayment of notes payable                                              (100,000)             (100,000)
Proceeds from issuance of notes payable                        --             --                65,000

                                                      -----------    -----------           -----------
Net cash (used in)/provided by investing activities      (496,320)       (90,700)            7,746,289
                                                      -----------    -----------           -----------

Net increase/decrease in cash                                (477)      (210,050)                  602

Cash, beginning of period                                   1,079        400,535                    --

                                                      -----------    -----------           -----------
Cash, end of period                                           602        190,485                   602
                                                      ===========    ===========           ===========

In fiscal 1996, the company received a note for subscribed preferred stock amounting to $9,400, which is a non cash financing activity. In fiscal 1996, the company recorded a $90,000 liability relating to a license agreement, which is a non-cash financing activity

                             Moto Guzzi Corporation
                   (formerly North Atlantic Acquisition Corp.)
                      (formerly Orion Acquisition Corp. I)
                    (a corporation in the development stage)

                          NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation. The financial statements are presented in accordance with the requirements of Form 10-Q and Regulation 210 of S-X and consequently do not include all of the disclosures normally made in an annual Form 10-K filing. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and footnotes therein included within the Company's Annual Report on Form 10-K for the year ended August 31, 1998.

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

2. Investments. The Company has invested the majority of the proceeds from the initial public offering in United States Treasury Bills. These treasury bills, which were purchased at a discount, are presented at their accreted cost, which approximates its market value.

3. Merger with Moto Guzzi Corp. On August 18, 1998, the Company, Moto Guzzi Corp., a Delaware corporation ("Guzzi Corp."), and for certain provisions, Trident Rowan Group, Inc., a Maryland corporation ("TRG"), entered into a definitive Agreement and Plan of Merger and Reorganization, as amended ("Merger Agreement"), pursuant to which Guzzi Corp. would merge with and into NAAC, with NAAC being the surviving corporation ("Merger"). TRG and its majority-owned subsidiary, O.A.M. S.p.A., together owned all the outstanding common stock of Guzzi Corp. prior to the merger. Guzzi Corp. is a leading Italian manufacturer, marketer and distributor of performance and luxury motorcycles and motorcycle parts, marketed under the "Moto Guzzi(R)" brand name. The Merger was approved on March 4, 1999 and consummated on March 5, 1999.

      The Merger will be treated as a reverse acquisition of the Company by Guzzi Corp. The shareholders of NAAC will own, after the Merger, less than 50% of the post-Merger shares. The shareholders of Guzzi Corp. received approximately 76.4% of the post-Merger shares of the Company, excluding any shares of the Company's Class A common stock issuable upon exercise of any options or warrants, and Guzzi Corp., therefore, is the accounting acquiror. An aggregate of 4,200,000 shares of common stock were issuable in accordance with the merger. The cost of the acquisition of the Company will be based on the fair value of the Company's assets and liabilities as of the date of the Merger (which amounts approximate book value). Additionally, an aggregate of 30,000 shares of common stock were issuable to Graubard, Mollen & Miller, counsel to NAAC, contingent upon consummation of the merger in payment of fees relating to the merger. As the Company had no operating activities prior to merger, the merger is not considered as a business combination as defined byAPB16.

      In accordance with the merger agreement, the Company changed its name to Moto Guzzi Corporation and changed its stock ticker symbol to "GUZI". Following the merger, the Company will adopt the

                             Moto Guzzi Corporation
                   (formerly North Atlantic Acquisition Corp.)
                      (formerly Orion Acquisition Corp. I)
                    (a corporation in the development stage)

      December 31 financial reporting year of Moto Guzzi Corp. and will report the first interim results for the merged company for the quarter ended March 31, 1999. As most of the sales and all of the production of Moto Guzzi Corp. are in Italy, the Company will report its results in Italian lire.

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Moto Guzzi Corporation, formerly North Atlantic Acquisition Corp. (the "Company") as of the end of the quarter and six months ended February 28, 1999, was a "blank check" or "blind pool" company which was formed on August 9, 1995 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination (a "Business Combination") with an operating business (a "Target Business"). The business objective of the Company is to effect a Business Combination with a Target Business which the Company believes has significant growth potential.

As discussed in more detail Note 3 to the unaudited financial statements as at February 28,1999, the Company merged with Moto Guzzi Corp. on March 5, 1999.

                             Moto Guzzi Corporation
                   (formerly North Atlantic Acquisition Corp.)
                      (formerly Orion Acquisition Corp. I)
                    (a corporation in the development stage)

                           Part II - Other Information

Item 1.    Legal Proceedings.

           None

Item 2.    Changes in Securities.

           None

Item 3.    Defaults Upon Senior Securities.

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           None

                             Moto Guzzi Corporation
                   (formerly North Atlantic Acquisition Corp.)
                      (formerly Orion Acquisition Corp. I)
                    (a corporation in the development stage)

                           Part II - Other Information

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 18, 1999                     Moto Guzzi Corporation


                                       By Mark S. Hauser
                                          --------------------------------------
                                          Mark S. Hauser
                                          Executive Chairman


                                       By Nick Speyer
                                          --------------------------------------
                                          Nick Speyer
                                          Chief Financial Officer