Form 10-Q
period 1999-03-31
MOTO GUZZI CORP /DE/
filed 1999-06-11
CIK 1004650

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________  to  ________________

Commission file number - 000-22813

                             MOTO GUZZI CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      13-3853272
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

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

Item 1.       Financial statements:

              Balance sheets as of March 31, 1999 and December 31, 1998 ..........................................3
              Statements of operations for the three months ended March 31, 1999 and 1998.........................5
              Statements of stockholders' equity and comprehensive income/(loss) for the three months ended March 31, 1999................................................................................6
              Statements of cash flows for the three months ended March 31, 1999 and 1998.........................7
              Notes to financial statements.......................................................................8

Item 2.       Management's  Discussion and Analysis of
              Financial Condition and Results of Operations .....................................................11


Part II  -    Other Information

Item 1.  Legal Proceedings.......................................................................................20

Item 2.  Changes in Securities...................................................................................20

Item 3.  Defaults Upon Senior Securities...........................................................................

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................20

Item 5.  Other Information.........................................................................................

Item 6.  Exhibits and Reports on Form 8-K..........................................................................

Signatures.........................................................................................................

MOTO GUZZI CORPORATION
(formerly North Atlantic Acquisition Corp.)
Condensed Unaudited Consolidated Balance Sheets

                                                                                MAR. 31           Mar. 31           Dec. 31
                                                                                 1999              1999              1998
                                                                                US$'000           Lire m.           Lire m.
ASSETS
CASH AND CASH EQUIVALENTS................................................     $     1,552       Lit.  2,779       Lit.    217
RECEIVABLES..............................................................          18,087            32,394            24,427
  TRADE, LESS ALLOWANCE OF  LIT. 2,026 (1998 - LIT. 2,026)...............          12,704            22,753            16,288
  Receivables from related parties ......................................           3,545             6,349             4,167
  Other receivables .....................................................           1,838             3,292             3,972

Inventories..............................................................          20,627            36,943            37,682
  RAW MATERIALS, SPARE PARTS AND WORK-IN-PROCESS.........................          12,805            22,934            22,880
  Finished products......................................................           7,822            14,009            14,802

PREPAID EXPENSES.........................................................             297               532               341
                                                                              -----------       -----------       -----------

TOTAL CURRENT ASSETS.....................................................          40,563            72,648            62,667

                                                                              -----------       -----------       -----------

PROPERTY, PLANT AND EQUIPMENT ...........................................           9,367            16,777            16,787
  LAND...................................................................             422               755               755
  Building...............................................................           1,505             2,696             2,696
  Machinery and equipment................................................          22,296            39,933            38,949
                                                                              -----------       -----------       -----------
  At cost................................................................          24,225            43,384            42,400
  Less allowances for depreciation.......................................         (14,856)          (26,607)          (25,613)

GOODWILL, NET OF AMORTIZATION OF LIT. 169 (1998 - LIT 156) ..............              52                93               106
Investments in affiliates................................................             364               651               651
Other assets ............................................................             260               465               466
                                                                              -----------       -----------       -----------

TOTAL ASSETS.............................................................     $    50,605       Lit. 90,634       Lit. 80,677
                                                                              ===========       ===========       ===========

                   See Notes to Condensed Financial Statements

MOTO GUZZI CORPORATION
(formerly North Atlantic Acquisition Corp.)
Condensed Unaudited Consolidated Balance Sheets

                                                                                MAR. 31           Mar. 31           Dec. 31
                                                                                 1999              1999              1998
                                                                                US$'000           Lire m.           Lire m.
LIABILITIES
ADVANCES FROM BANKS......................................................     $    17,618       Lit. 31,553       Lit. 27,063
Current portion of long-term debt........................................           6,532            11,699            11,823
Loans due to parent company..............................................           1,767             3,164             3,082
Accounts payable.........................................................          13,758            24,641            28,278
AMOUNTS DUE TO RELATED AND AFFILIATED PARTIES............................              49                88             1,257
Accrued expenses and other payables......................................           4,063             7,276             6,357
                                                                              -----------       -----------       -----------

TOTAL CURRENT LIABILITIES................................................          43,787            78,421            77,860
                                                                              -----------       -----------       -----------

LONG-TERM DEBT, LESS CURRENT PORTION.....................................           1,673             2,998             2,986

Loans due to parent company..............................................               -                 -            13,362

Termination indemnities..................................................           4,335             7,765             7,573

SHAREHOLDERS' EQUITY/(DEFICIT)                                                        810             1,450           (21,104)
CONVERTIBLE PREFERRED STOCK, PAR VALUE $0.01 PER SHARE:
  Authorized 1,000,000 shares;
  94 (1998 - none) shares outstanding;
  Liquidation preference $9,400..........................................               -                 -                 -

Common stock, par value $0.01 per share:
  Authorized 50,000,000 shares;
  5,496,000 (1998 - 3,328,047) SHARES OUTSTANDING........................              55                98                59
Additional paid-in capital...............................................          21,731            38,920            11,011
Cumulative translation adjustment........................................              38                68               157
Accumulated deficit......................................................         (21,014)          (37,636)          (32,331)
                                                                              -----------       -----------       -----------

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)                                $    50,605       Lit. 90,634       Lit. 80,677
                                                                              ===========       ===========       ===========

                   See Notes to Condensed Financial Statements

MOTO GUZZI CORPORATION
(formerly North Atlantic Acquisition Corp.)
Condensed Unaudited Consolidated Statements of Operations

                                                                 MAR. 31          Mar. 31         Mar. 31
                                                                   1999            1999             1998
                                                                 US $'000         Lire m.         Lire m.
NET SALES.................................................      $    9,812      Lit. 17,573     Lit. 25,586

Cost of sales.............................................          (9,742)         (17,449)        (20,922)
                                                                ----------      -----------      ----------

                                                                        70              124           4,664

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES..............          (2,190)          (3,921)         (3,313)
Research and development..................................            (260)            (466)           (874)
                                                                ----------      -----------      ----------

Operating (loss)/profit...................................          (2,380)          (4,263)            477

Interest expense..........................................            (594)          (1,064)           (986)
Other income, net.........................................              35               62            (109)
                                                                ----------      -----------      ----------

Loss before income taxes..................................          (2,939)          (5,265)           (618)

Income taxes..............................................             (22)             (40)           (217)
                                                                ----------      -----------      ----------

Net loss..................................................      $   (2,961)     Lit. (5,305)    Lit.   (835)
                                                                ==========      ===========      ==========

LOSS PER SHARE:                                                       US $             Lire            Lire

BASIC.....................................................      $   (0.74)      Lit. (1,333)    Lit.   (251)
                                                                ==========      ===========      ==========

DILUTED...................................................      $   (0.74)      Lit. (1,333)    Lit.   (251)
                                                                ==========      ===========      ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING DURING THE PERIOD

BASIC.....................................................   NO. 3,978,433    NO. 3,978,433   NO. 3,328,047
                                                                ==========      ===========      ==========

DILUTED...................................................   NO. 4,190,530    NO. 4,190,530   NO. 3,328,047
                                                                ==========      ===========      ==========

                   See Notes to Condensed Financial Statements

MOTO GUZZI CORPORATION
(formerly North Atlantic Acquisition Corp.)
Statements of Stockholders' Equity and Comprehensive Income/(Loss)

                                                    CLASS A PREFERRED  ADDITIONAL                       SHAREHOLDERS'  COMPREHENSIVE
                                  COMMON STOCK           STOCK          PAID-IN  TRANSLATION ACCUMULATED  (DEFICIT)/      INCOME/
            LIRE MILLION       SHARES      AMOUNT   SHARES    AMOUNT    CAPITAL  ADJUSTMENT   DEFICIT      EQUITY         (LOSS)
                               ------      ------   ------    ------    -------  ----------   -------      ------         ------
AT JANUARY 1, 1997............ 3,035,797  LIT.M 51        -         -      8,086         23      (1,463)        6,697

Net loss......................                   -        -         -          -          -     (10,569)      (10,569)   (10,569)
Translation adjustment........                   -        -         -          -        202           -           202        202
Issuance of shares............   292,250         8        -         -      2,925          -           -         2,933
                               ---------  --------  -------  --------  ---------  ---------  ----------    ----------   --------

AT DECEMBER 31, 1997.......... 3,328,047  Lit.m 59        -         -     11,011        225     (12,032)         (737)   (10,367)

Net loss......................                   -        -         -          -          -     (20,299)      (20,299)   (20,299)
Translation adjustment........                   -        -         -          -        (68)          -           (68)       (68)
                               ---------  --------  -------  --------  ---------  ---------  ----------    ----------   --------

AT DECEMBER 31, 1998.......... 3,328,047  Lit.m 59        -         -     11,011        157     (32,331)      (21,104)   (20,367)

Net loss......................                   -        -         -          -          -      (5,305)       (5,305)    (5,305)
Translation adjustment........                   -        -         -          -        (89)          -           (89)       (89)
Parent company debt exchange..   871,953        16        -         -     13,346                               13,362
Issuance of shares in merger.. 1,296,000        23       94         -     14,563          -           -        14,586
                               ---------  --------  -------  --------  ---------  ---------  ----------    ----------   --------

AT MARCH 31, 1999............. 5,496,000  Lit.m 98       94         -     38,920         68     (37,636)        1,450     (5,394)
                                          ========  =======  ========  =========  =========  ==========    ==========   ========

AT MARCH 31, 1999.............            $'000 55                  -     21,731         38     (21,014)          810     (3,012)
                                          ========           ========  =========  =========  ==========    ==========   ========

                   See Notes to Condensed Financial Statements

MOTO GUZZI CORPORATION
(formerly North Atlantic Acquisition Corp.)
Condensed Unaudited Consolidated Statements of Cash Flows

                                                       MAR. 31          MAR. 31         MAR. 31
                                                         1999            1999             1998
                                                       US$'000          LIT.M.           LIT.M.
NET LOSS..........................................    $   (2,961)     Lit. (5,305)     Lit.  (835)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
 CASH USED BY OPERATING ACTIVITIES:
  Depreciation and amortization...................           551              987             779
  Gain on sales of operating assets...............             1                2               5
  Termination indemnities, net....................           107              192            (308)
  Other operating activities......................          (372)            (667)              3
CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Trade and other receivables.....................        (3,062)          (5,484)        (11,174)
  Related party receivables.......................        (1,218)          (2,182)            403
  Inventories.....................................           631            1,131          (1,841)
  Prepaid expenses................................          (106)            (190)         (1,008)
  Accounts payable and accrued expenses...........        (2,304)          (4,126)          1,146
  Related party payables..........................          (655)          (1,174)            159
                                                      ----------      -----------      ----------

NET CASH USED BY OPERATING ACTIVITIES.............        (9,388)         (16,816)        (12,671)
                                                      ----------      -----------      ----------
INVESTING ACTIVITIES:
  Proceeds from disposal of operating assets......             -                -              41
  Purchases of property, plant and equipment......          (502)            (900)           (878)
                                                      ----------      -----------      ----------

NET CASH USED IN INVESTING ACTIVITIES.............          (502)            (900)           (837)
                                                      ----------      -----------      ----------
FINANCING ACTIVITIES:
  Increase in advances from banks.................         2,469            4,422           8,771
  Cash from merger with North Atlantic (Note).....         8,937           16,006               -
  Principal payments of long-term debt............           (93)            (167)           (149)
                                                      ----------      -----------      ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES.........        11,313           20,261           8,622
                                                      ----------      -----------      ----------

INCREASE/(DECREASE) IN CASH.......................         1,423            2,545          (4,886)

Exchange movement on opening cash.................             9               17              39

CASH, BEGINNING OF PERIOD.........................           120              217           6,352
                                                      ----------      -----------      ----------

CASH, END OF PERIOD...............................    $    1,552      Lit.  2,779      LIT. 1,505
                                                      ==========      ===========      ==========

NOTE: The Company also acquired payables and other accruals for Lit. 1,420 million, principally relating to merger expenses, on merger with North Atlantic Acquisition Corp. As part of the merger, Lit. 13,362 million of debt due to the parent company was exchanged for 871,953 shares of the Company and the Company also issued 30,000 shares with an estimated fair value of Lit. 591 million (US$ 330,000) in settlement of certain merger expenses.

MOTO GUZZI CORPORATION
(formerly North Atlantic Acquisition Corp.)
Notes to Unaudited Condensed Financial Statements

1.       Basis of Presentation.

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The merger with Moto Guzzi Corp., described below, on March 5, 1999 has been treated as a reverse acquisition of the Company. The reported balance sheets, results of operations, statements of shareholders' equity and cash flows prior to the date of the merger are those of Moto Guzzi Corp., with the components of shareholders' equity restated retrospectively to reflect the Company's shares issued in the merger. As the Company had no operating activities prior to merger, the merger is not considered as a business combination as defined by APB16 and no pro forma information is shown. Following the merger, the Company has adopted the December 31 financial reporting year of Guzzi Corp. and financial statements are prepared using the accounting principles of Moto Guzzi Corp.

         For a summary of the Registrant's accounting principles, and other footnote information, reference is made to the Proxy and Prospectus on Form S-4, dated February 4, 1999. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All of such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

         The primary financial statements are shown in Italian lire because all of the Company's material operating entities are based and operate in Italy. Translation of lire amounts into U.S. Dollar amounts is included solely for the convenience of the readers of the financial statements and has been made at the rate of Lire 1,791 to U.S. $1, the approximate exchange rate at March 31, 1999. It should not be construed that the assets and liabilities, expressed in U.S. dollar equivalents, can actually be realized in or extinguished by U.S. dollars at that or any other rate.

2.       MERGER WITH MOTO GUZZI CORP.

         On August 18, 1998, the Company, Moto Guzzi Corp., a Delaware corporation ("Guzzi Corp."), and for certain provisions, Trident Rowan Group, Inc., a Maryland corporation ("TRG"), entered into a definitive Agreement and Plan of Merger and Reorganization, as amended ("Merger Agreement"), pursuant to which Guzzi Corp. would merge with and into the Company, with the Company being the surviving corporation ("Merger"). TRG and its majority-owned subsidiary, O.A.M. S.p.A., together owned all the outstanding common stock of Guzzi Corp. prior to the merger. Guzzi Corp., through its wholly-owned Moto Guzzi S.p.A. subsidiary ("Moto Guzzi"), is a leading Italian manufacturer, marketer and distributor of performance and luxury motorcycles and motorcycle parts, marketed under the "Moto Guzzi(R)" brand name.

MOTO GUZZI CORPORATION
(formerly North Atlantic Acquisition Corp.)
Notes to Unaudited Condensed Financial Statements

2.       MERGER WITH MOTO GUZZI CORP. (CONTINUED)

         The Merger was approved on March 4, 1999 and consummated on March 5, 1999. On March 4, 1999 the Company's Class B shareholders also eliminated authorization of the Company's Class B Common Stock and approved conversion of each share of Class B Common Stock into 2 shares of Common Stock and 2 Class A warrants. In accordance with the Merger Agreement, the Company changed its name to Moto Guzzi Corporation and changed its common stock ticker symbol to "GUZI".

         The Merger has been treated as a reverse acquisition of the Company by Guzzi Corp. The shareholders of Guzzi Corp. received an aggregate of 4,200,000 shares or approximately 76.4% of the post-Merger shares of the Company, excluding any shares of the Company's formerly designated Class A common stock issuable upon exercise of any options or warrants, and Guzzi Corp., therefore, is the accounting acquiror. The cost of the acquisition of the Company is based on the fair value of the Company's assets and liabilities as of the date of the Merger of Lit. 14,586 million (approximately $8,153,000 at the then prevailing exchange rate), represented by Lit. 16,006 million in cash ($8,947,000) less Lit. 1,420 million ($794,000) of payables and accrued expenses, principally in respect of merger expenses. Additionally, an aggregate of 30,000 shares of common stock with a fair value of Lit. 591 million ($ 330,000) were issuable to Graubard, Mollen & Miller, counsel to the Company, contingent upon consummation of the Merger in payment of fees relating to the Merger and 350,000 warrants with an exercise price of $10.00 were issued to the Company's investment bankers, Allen & Co.

3.       LIQUIDITY

         Moto Guzzi has suffered recurring losses from operations and negative cash flows during the last three years. The Merger in March 1999 raised approximately $8 million which, however, is not sufficient to fund its operations and cash flow needs through 1999. Moto Guzzi is also not in compliance with certain covenants related to a Lit. 10,000 million credit facility which facility has been classified as a current liability in the consolidated balance sheet. The Company is in negotiations with the lender to define revised terms of this loan. There can be no assurance that such negotiations will conclude on terms satisfactory to the Company.

         Excluding any requirement to repay this Lit. 10,000 million loan facility on demand, management estimates that Moto Guzzi's financing requirements through the end of the first quarter of 2000, if it is to continue to make minimum necessary investments, will be approximately Lit. 10,000 million to Lit 12,000 million. A substantial part of this amount will be required before the end of the third quarter of 1999 to finance working capital in the seasonal liquidity lowpoint which is expected in August and September. Moto Guzzi is actively discussing equity and debt financing options with a number of parties but there can be no assurance that it will be able to raise finance on satisfactory terms, or at all. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

MOTO GUZZI CORPORATION
(formerly North Atlantic Acquisition Corp.)
Notes to Unaudited Condensed Financial Statements

4.       STOCK OPTIONS

         On July 23, 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan") and the 1998 Plan for Outside Directors. Both Option Plans were subject to stockholder approval and consummation of the Merger which duly occurred in March 1999.

         The 1998 Plan provides for the grant of options to purchase up to an aggregate of 1,250,000 shares of the Company's common stock to be made to employees, officers, directors and consultants of the Company and its subsidiaries after the Merger. The 1998 Plan provides both for incentive stock options ("Incentive Options"), and for options not qualifying as Incentive Options ("Non Qualified Options"). The Company's Board or the Committee will determine the exercise price for each share of the Company's common stock purchasable under an Incentive or Non Qualified Option (collectively "Options"). The exercise price of a Non Qualified Option may be less than 100% of the fair market value on the last trading day before the date of the grant. The exercise price of an Incentive Option may not be less than 100% of the fair market value on the last trading day before the date of grant (or, in the case of an Incentive Option granted to a person possessing at the time of grant more than 10% of the total combined voting power of all classes of stock of the Company, not less than 110% of such fair market value). Options may only be granted within a ten-year period commencing on July 23, 1998 and Incentive Options may only be exercised within ten years of the date of the grant (or within five years in the case of an Incentive Option granted to a person who, at the time of the grant, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or of its parent or any subsidiary). Options to purchase an aggregate of 255,000 shares of Common Stock at an exercise price of $10.625 were issued to certain directors of the Company at the closing of the Merger and options to purchase an aggregate of 625,000 shares at an exercise price of $9.50 were granted to operational management employees on March 8, 1999.

         The 1998 Plan for Outside Directors provides for the grant of non-incentive options to purchase up to an aggregate of 400,000 shares of the Company's common stock, to the non-employee directors of the Company, each grant to be on the effective date of the Merger and on each January 2, beginning January 2, 2000, of options to purchase 12,500 shares of Company's common stock. The options will expire upon the earlier of ten years following date of grant or three months following the date on which the grantee ceases to serve as a director. Options to purchase 100,000 shares of Common Stock at an exercise price of $10.625 were granted on the closing of the Merger.

MOTO GUZZI CORPORATION
(formerly North Atlantic Acquisition Corp.)
Management's Discussion and Analysis of
Financial Condition and Results of Operations

GENERAL

        BACKGROUND

Until completion of its merger with Moto Guzzi Corp., Moto Guzzi Corporation, formerly North Atlantic Acquisition Corp. ("North Atlantic") was a "blank check" or "blind pool" company which was formed on August 9, 1995 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination (a "Business Combination") with an operating business (a "Target Business"). The business objective of the Company was to effect a Business Combination with a Target Business which the Company believed has significant growth potential. As discussed in more detail in Note 2 to the unaudited financial statements as at March 31, 1999, the Company merged with Moto Guzzi Corp. on March 5, 1999.

Moto Guzzi Corp. was a Delaware corporation formed in 1996 to acquire Moto Guzzi S.p.A., ("Moto Guzzi") its principal operating subsidiary and Moto America, Inc. ("Moto America"), the exclusive U.S. importer and distributor of "Moto Guzzi" brand motorcycles and parts.

Moto Guzzi, over a period of more than 75 years, earned a reputation as one of the world's elite designers and manufacturers of performance and luxury motorcycles. While Moto Guzzi's models vary in engine displacement from 350cc to 1,100cc, in recent years, Moto Guzzi has focused its product design, development and sales efforts on the heavyweight segment of the market.

Sales had declined from 46,487 units in 1971 to a low of 3,274 in 1993. From 1994, Moto Guzzi Corp. started making the investments to rebuild its business. Partly as a result of the increased investment, unit sales volumes increased to 5,647 in 1998. Despite revenue growth, Moto Guzzi incurred losses and had cash outflows from operations for each of the years 1994 through 1998 including a net loss of Lit. 20,299 million in 1998. To fund its operations, Moto Guzzi borrowed or obtained capital from Italian financial institutions and from affiliated entities, Trident Rowan Group, Inc. and its affiliate OAM S.p.A. The two companies collectively owned a 100% interest in Moto Guzzi Corp. until late 1996 and early 1997 when Moto Guzzi Corp. sold shares of preferred stock and common stock purchase warrants in a private placement which raised approximately $5.2 million.

In 1998, Moto Guzzi Corp. explored various forms of financing, including an initial public equity offering to provide working capital and make the necessary investments to grow its business. In July 1998, it concluded that merger with North Atlantic was an appropriate method of raising part of such finance and in August 1998 it entered into agreement whereby it would merge with and into North Atlantic.

MOTO GUZZI CORPORATION
(formerly North Atlantic Acquisition Corp.)
Management's Discussion and Analysis of
Financial Condition and Results of Operations

        Strategy

The Company's strategy is to increase sales volumes and gross profits by (i) focusing on the breadth, quality and design of its product offerings, (ii) increasing its marketing activities, (iii) enhancing its distribution network, and (iv) leveraging its brand name. Moto Guzzi believes that its reputation and rich tradition as a technological innovator and quality manufacturer provides a solid foundation. Moto Guzzi has built a loyal customer base over the past 77 years through the outstanding performance and reliability of its motorcycles, as well as its strong distribution network.

The Company intends to build on its existing product family platforms and to develop new platforms which will be the basis for the Company's next generation of motorcycles. New power trains, which represent a significant part of planned development activities, typically require at least three years' development time. In the interim, new motorcycles based on the current product platforms will be periodically introduced. The focus of these intermediate offerings will be significant improvements in quality, performance and refinement.

In the future, the Company plans to introduce a range of branded accessories such as hats, jackets, shirts and luggage. Moto Guzzi Corporation also plans to exploit opportunities to license the "Moto Guzzi(R)" brand name to manufacturers and suppliers of other products and services.

        RECENT EVENTS

The closing of the merger with the Company on March 5, 1999 provided needed liquidity to Moto Guzzi. A lack of liquidity had led to component supply shortages in the last quarter of 1998 and the first two months of 1999. Production and sales were stabilized by May 1999. Moto Guzzi is currently unable to increase production levels sufficient to meet high seasonal demand because a national labor contract renewal process restricts the availability of overtime hours.

In late March 1999, Ing. Mario Scandellari joined the company as Managing Director of Moto Guzzi. Ing. Scandellari has had a successful executive career both in the motorcycle industry, initially with Harley Davidson and then Cagiva/Ducati, as well as in turnaround situations. Ing. Scandellari was named Chief Operating Officer of the Company in May 1999.

In April 1999, Moto Guzzi introduced its California Jackal model. This "stripped down" model highlights the elegance of Moto Guzzi's unique engine and design. Reduced weight further enhances handling.

Also in April, Moto Guzzi's California Special model was awarded second place in the "cruiser" category by the premier Italian motorcycle magazine
"Motociclismo".

MOTO GUZZI CORPORATION
(formerly North Atlantic Acquisition Corp.)
Management's Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS
MARCH 31, 1999 COMPARED TO MARCH 31, 1998

                                                 3 MONTHS               3 MONTHS
                                                 MARCH 31,              MARCH 31
                                                   1999                   1998
                                                   LIT.M                  LIT.M
NET SALES                                            17,573   100.0%        25,586   100.0%

Cost of sales                                       (17,449)  (99.3%)      (20,922)  (81.8%)
                                                -----------            -----------
                                                        124     0.7%         4,664    18.2%

Selling, general and administrative expenses         (3,921)  (22.3%)       (3,313)  (12.9%)
Research & development                                 (466)   (2.7%)         (874)   (3.4%)
                                                -----------            -----------
Operating (loss)/profit                              (4,263)  (24.3%)          477     1.9%

Interest expense                                     (1,064)   (6.1%)         (986)   (3.9%)
Other income, net                                        62     0.4%          (109)   (0.4%)
                                                -----------            -----------
Loss before income taxes                             (5,265)  (30.0%)         (618)   (2.4%)

Income tax expense                                      (40)   (0.2%)         (217)   (0.8%)
                                                -----------            -----------
Net loss                                             (5,305)  (30.2%)         (835)   (3.3%)
                                                ===========            ===========

Net sales decreased by Lit. 8.0 billion or 31.3% from Lit. 25.6 billion to Lit.
17.6 billion and sales units decreased 29.1% from 1,717 in 1998 to 1,218 in 1999. The decreases resulted from two factors. First, the first quarter of 1998 included Lit. 3.8 billion of net sales relative to an exceptional public administration order. Second, sales and production in the first quarter of 1999 were significantly affected by a disruption in supply of components because of liquidity difficulties. Excluding the exceptional public administration order, the decrease in unit sales would have been 13.3%. The average unit sales price fell in 1999 compared to 1998 as a result of a change in the sales mix. In 1998, the Company sold a larger number of its more expensive Centauro model which is not being produced in 1999.

Gross margins decreased from Lit. 4.7 billion in the first quarter of 1998 to Lit. 0.1 billion in the first quarter of 1999. The decrease results from a) gross margin of approximately Lit. 1.0 billion on the exceptional 1998 public administration order noted above; b) selective promotions of older models were made in January and February 1999 (continued from the last quarter of 1998) in an attempt to generate liquidity from sales; and c) significantly decreased production levels, from 1,465 in 1998 to 1,135 in 1999, due to the disruption in supply of components, with the consequence that fixed production costs were absorbed over lower production volumes in 1999.

MOTO GUZZI CORPORATION
(formerly North Atlantic Acquisition Corp.)
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Selling, general and administrative expenses increased from Lit. 3.3 billion in 1998 to Lit. 3.9 billion in 1999 reflecting increased selling costs and general management costs, principally at the Company's plant in Italy. Research and development expense decreased from Lit. 0.9 billion in 1998 to Lit. 0.5 billion as the Company limited expenditures.

Interest expense was substantially unchanged at Lit. 1.0 billion, as the effects of lower interest rates offset increased levels of indebtedness, principally in respect of a Lit. 10 billion facility drawn down from April 1998.

As a result of the above factors, net loss in the quarter ended March 31, 1999 increased to Lit. 5.4 billion compared to Lit. 0.8 billion in the comparable 1998 quarter.

LIQUIDITY AND FINANCIAL RESOURCES

        OPERATIONS

Cash outflows from operations in the 3 months ended March 31, 1999 were Lit.
16.8 billion compared to Lit. 12.7 billion in the corresponding 1998 period. In addition to losses from operations, significant working capital movements contributed to outflows. Receivables increased Lit. 7.7 billion (1998 - Lit.
10.4 billion) due to seasonal factors, principally the trade practice of extending longer credit terms over the winter season. Inventories decreased Lit.
1.1 billion (1998 increase Lit. 1.8 billion) principally due to reduction of finished goods inventory in the U.S. and France. The normal seasonal increase in inventories at the end of the first quarter, in preparation for the main sales season, did not manifest itself in 1999 as management focused purchase orders on components to complete work in progress and partly assembled motorcycles. Trade and other payables decreased Lit. 5.3 billion (compared to a 1998 increase of Lit. 1.3 billion) principally reflecting payments of arrears made from the proceeds of the March 1999 merger as well as payment of merger expenses.

        INVESTMENT ACTIVITIES

Capital expenditures principally related to tooling for the California Jackal model, introduced in April 1999 and routine capital maintenance expenditure.

        FINANCING ACTIVITIES

Increases in advances from banks represent advances against increased levels of trade receivables, as described above. Cash from the March 1999 merger of Lit. 16 billion reflects the approximately $ 8.9 million of cash in the Company at closing. Approximately Lit. 1.4 billion of liabilities and accruals, principally for merger expenses were also acquired, most of which were paid shortly after closing, so that

MOTO GUZZI CORPORATION
(formerly North Atlantic Acquisition Corp.)
Management's Discussion and Analysis of
Financial Condition and Results of Operations

net cash acquired was approximately Lit. 14.6 billion.

FUTURE LIQUIDITY NEEDS

To enable substantial further growth in production and sales, the Company's strategic plan contemplates total investments in research and product development of some Lit. 50 billion (approximately $28 million) in the five year period from 1999 through 2003. The plan also contemplates investments of Lit. 20 billion (approximately $11 million) in production plant and machinery and information systems. Much of the production machinery at Moto Guzzi's facility is aged and in need of extensive modification, improvement or replacement. Moto Guzzi believes that the existing plant at Mandello del Lario, Italy has a potential production capacity that will be sufficient for its needs for at least the next three/four years and is not actively seeking any other alternatives at the present time. Moto Guzzi will have to make significant investments in the existing plant in order that it can operate competitively. Such required modernization may result in production interruptions.

The Company expects that, over the next four years, significant further capital will be required to complete the planned overhaul. While anticipated increases in sales during the period, if realized, would provide a significant portion of the needed capital, anticipated internally generated cash and currently available bank financing, in the aggregate, will not be sufficient to enable the Company to increase production and sales rapidly enough to generate the remaining needed capital. Moreover, in the four years ended December 31, 1998, Moto Guzzi has not generated cash from operations.

In February 1998 Moto Guzzi obtained a Lit. 10,000 million 10 year credit facility, drawn down in April 1998, with principal repayments commencing from the third year. The terms of the loan included covenants relating to the share capital and equity (according to local Italian accounting principles) of Moto Guzzi S.p.A as at December 31, 1998. Due to the losses in 1998 and delays in closing the merger, Moto Guzzi is not in compliance with these covenants, the consequence of which is that the lender can request immediate repayment of the loan. The loan is classified as a current liability in the balance sheet as at March 31, 1999. The Company has advised the lender of the non-compliance and is in discussions to renegotiate the terms of the loan. No assurance can be given that these negotiations will successfully conclude on terms satisfactory to the Company.

Additionally, management estimates that Moto Guzzi requires approximately Lit. 10,000 - 12,000 million of additional capital within the next 12 months to fund operations and if it is to continue to make minimum necessary investments. The seasonality of Moto Guzzi's business is such that the substantial part of such capital will be required before the end of the third quarter of 1999. The Company has outstanding warrants which could provide some of this further capital. In particular, certain warrants can be redeemed for a nominal sum in the event of the achievement of certain share price performance criteria and which could potentially provide further cash of approximately $10.4 million.

MOTO GUZZI CORPORATION
(formerly North Atlantic Acquisition Corp.)
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Management is exploring a variety of debt and equity financing options, though no arrangements have been made for any form of financing. No assurances can be given that such financing will be obtained on acceptable terms, or at all.

POTENTIAL EFFECTS OF THE YEAR 2000 ON THE COMPANY'S BUSINESS

Many older computer systems and electronic devices are based on software systems which, because of how dates are stored and manipulated, assume that all years occur only in the 20th century. Consequently, after December 31, 1999, such devices may not function correctly. The Company, like many other businesses and individuals, is potentially subject to adverse consequences arising both from the incorrect functioning of any systems used in its own business such as accounting, production control, inventory and automated equipment and also from the incorrect functioning of systems of suppliers, customers, utilities, banks and financial institutions and others with whom it interacts in the normal course of its business.

The following discussion of the effect of the Year 2000 on the Company's systems is based on management's best estimates, which were derived using numerous assumptions of future events, including the continuing availability of basic utilities and other resources, the availability of trained personnel at reasonable cost, and the ability of third parties to cure noncompliant software and hardware. There can be no guarantee that these assumptions will prove accurate, and accordingly the actual results may materially differ from those anticipated.

In analyzing its exposure to operational interruption resulting from the advent of January 1, 2000, management of the Company segmented its data processing systems into three segments: Production Planning and Logistics; Accounting; and Production Equipment.

PRODUCTION PLANNING AND LOGISTICS

Moto Guzzi has completed its assessment of all data processing devices involved in production planning and logistics and has concluded that these systems are Year 2000 compliant.

ACCOUNTING

The Company's operations do not have unique or custom-tailored requirements for their accounting systems. Nonetheless, their accounting systems are not currently Year 2000 compliant. In connection partly with routine system upgrade and maintenance, and partly accelerated upgrade related to the Year 2000 problem, all of Moto Guzzi's accounting systems will be upgraded during the summer of 1999 to Year 2000 compliant status. Appropriate vendors have already been secured for this purpose.

MOTO GUZZI CORPORATION
(formerly North Atlantic Acquisition Corp.)
Management's Discussion and Analysis of
Financial Condition and Results of Operations

PRODUCTION EQUIPMENT

Moto Guzzi believes it has identified all of the items of production machinery and related equipment which are critical to uninterrupted operations, and, in December, 1998 began to conduct a comprehensive inventory of all such items which incorporate electronic devices, or which process dates in their ordinary operation, to determine whether such operations will be affected by the Year 2000 problem. Moto Guzzi will contact the relevant vendors promptly upon completion of the inventory assessment to upgrade all deficient items. Because of the nature of the equipment, it is not expected that modifications other than more current and readily available circuit boards of BIOS chips will be required, although that assessment cannot be confirmed until completion of the inventory in second quarter of 1999.

CUSTOMER OR SUPPLIER COMPLIANCE

The Company does not engage in material electronic data interchange with any of its customers or component suppliers. An electronic interface is maintained with one of Moto Guzzi's financial institutions. The Company's motorcycle dealers are not believed to be heavily dependent upon computer systems other than in connection with their accounting systems.

Nevertheless, promptly following completion of its internal production equipment compliance assessment, Moto Guzzi will poll its suppliers and customers to determine their own state of Year 2000 compliance, a process which it expects to complete by July, 1999, and will at that time evaluate the level of exposure Moto Guzzi faces should it be determined that Year 2000 compliance has not been achieved, and does not seem to be timely capable of achievement.

CONTINGENCY PLANNING

Moto Guzzi has not established a contingency plan to deal with the advent of January 1, 2000 without its own systems having been rendered Year 2000 compliant, because management does not believe that Moto Guzzi faces a material risk that such an event is likely to occur, or, if it occurs, will result in significant interruption in its operations. Moto Guzzi has not yet established a contingency plan in the event a critical service or component supplier or customer will not achieve Year 2000 compliance. Moto Guzzi will reassess the need to establish such a contingency plan if, following its assessment of its customer and suppliers, it appears that one or more critical customers or suppliers will have to curtail business with Moto Guzzi because of that customer or supplier's own Year 2000 exposure. Nevertheless, Moto Guzzi assumes that if a supplier, whether of utility services, such as electricity, or of components, cannot provide it with written assurance of compliance, that compliance will not be achieved. If, in the reasonably possible, if unlikely, event that critical services are affected, such as utilities, telecommunications or banking or if components are unavailable and cannot be obtained from other sources which are compliant, Moto Guzzi will have to curtail its operations.

MOTO GUZZI CORPORATION
(formerly North Atlantic Acquisition Corp.)
Management's Discussion and Analysis of
Financial Condition and Results of Operations

TOTAL COST TO ACHIEVE YEAR 2000 COMPLIANCE

Moto Guzzi has, to date, spent an inconsequential amount directly attributable to Year 2000 compliance, exclusive of routine personnel expenses. Moto Guzzi does not expect that the aggregate cost for Moto Guzzi to achieve Year 2000 compliance will exceed approximately Lit. 500 million ($302,000), an amount which is not considered material to Moto Guzzi's operations. Because so many factors are beyond the control of Moto Guzzi, however, there can be no assurance that these costs will not be exceeded. In the worst case scenario where essential services are lost or critical components are no longer supplied, Moto Guzzi will curtail its operations, in which event, the loss of revenues will greatly exceed Year 2000 remediation expenses.

POTENTIAL EFFECTS OF THE PROPOSED EUROPEAN COMMON CURRENCY ON THE COMPANY'S BUSINESS

The Company's businesses are substantially located and operate in Italy. On January 1, 1999, Italy was admitted as one of 11 European countries in a proposed European common currency, the Euro.

The European Common Currency is expected to have significant effects on the Company's business. Among many potential economic factors, the proposed common currency is expected to increase competition within the common currency zone. Because the adoption of the Euro will require competitive businesses located in different participating countries to price their products in a single currency, the historical ability of such companies to increase or reduce prices without affecting operating results in their home countries' currencies will be largely eliminated.

The uniform currency will also likely result in the establishment of new Euro-based pricing points, e.g., Euro 9,999 or Euro 19,999. These new pricing points may differ from the current prices charged for such products, which could be advantageous or disadvantageous to a company, depending upon whether the Euro-based price point is higher or lower than the prices charged before the adoption of the uniform currency. Moto Guzzi will have to re-evaluate its pricing policies and model specifications to most competitively deal with the new pricing points.

Moto Guzzi also expects that the introduction of the Euro will increase consolidation within industries and industry sectors, as currency translation risks and competitive opportunities diminish within the common currency zone. National regulatory barriers are also likely to fall as participating countries harmonize their rules to promote intra-member commerce and cross-border information exchange.

The combination of pricing transparency and consolidation is likely to increase competition within the common currency zone generally. To the extent that competitors of Moto Guzzi participate in the expected consolidation, Moto Guzzi may in the future face competitors which are even larger and better capitalized than the competitors it faces now.

MOTO GUZZI CORPORATION
(formerly North Atlantic Acquisition Corp.)
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Additionally, interest rates are likely to stabilize across the common currency zone. Interest rates in Italy have fallen since 1997, partly in anticipation and response to the Euro introduction.

Moto Guzzi has not yet fully evaluated the ramifications of the adoption of the uniform currency because national European currencies continue to function as more dominant benchmarks for pricing and commercial transactions with customers and suppliers in the first months of the phasing in of the Euro. Adoption of the Euro is expected to take place over a two year transition phase in which both the Lira and the Euro are valid currencies for business transaction in Italy.

Moto Guzzi also makes significant export sales outside the proposed common currency zone and the prices of certain commodities used in its manufacturing processes may be affected by the value of the Euro. The implementation of the Euro within the common currency zone could have unanticipated consequences on the economics of participant countries which could affect demand for the company's products.

Adoption of the Euro is expected to take place over a two year transition phase in which initially both the Lira and the Euro would be valid currencies for business transactions in Italy.

The European Common Currency could have a significant effect on Moto Guzzi's accounting systems which could require significant modification or replacement. Management believes that Moto Guzzi's businesses do not have unique or custom-tailored requirements for accounting systems and that it could rapidly and inexpensively change to "off-the-shelf" systems at an appropriate time if existing systems prove not to be adequate. The Company is not able to evaluate these matters or the effects on international financial and payment systems with which it interacts at the present time. The Company will address these issues during the current year and in 2000 as further guidelines and information become available. Adoption of the Euro would also lead to the Company reporting its results in that currency instead of the Italian Lira from some point in the future, yet to be defined.

MOTO GUZZI CORPORATION
(formerly North Atlantic Acquisition Corp.)

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

              None

ITEM 2.       CHANGES IN SECURITIES.

        In connection with the March 1999 merger, the Company amended and restated its Certificate of Incorporation to, among other things, eliminate authorization for the issuance of class B Common Stock. Prior to the merger, there were 150,000 shares of such securities issued and outstanding. As a result of a proposal to recapitalize the Company, which was approved by the holders of such securities, each share of Class B Common Stock was automatically converted into two shares of Class A Common Stock and two warrants, each to purchase and additional share of Class A Common Stock. The amendments to the Certificate of Incorporation also eliminated the "Class A" title to the sole remaining class of Common Stock.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On March 4, 1999, an annual meeting of the stockholders of the Company was held to vote on a series of resolutions and the election of eight persons to the Board of Directors. The resolutions, and the votes cast for or against each resolution, or which abstained from voting, are as follows:

        a) to approve the merger of Moto Guzzi Corp. with and into the Company; 859,060 votes were cast in favor, 9,800 votes were cast against, and zero shares abstained;
        b) to amend the Certificate of Incorporation to change the name of the Company to Moto Guzzi corporation; 863,360 votes were cast in favor, 6,500 votes were cast against, and zero shares abstained;
        c) to amend the Certificate of Incorporation to increase the total number of shares which the Company has authority to issue; 862,860 votes were cast in favor, 6,000 votes were cast against, and zero shares abstained;
        d) to amend the Certificate of Incorporation to provide for the classification of the board of directors into three classes serving staggered terms; 858,060 votes were cast in favor, 10,800 votes were cast against, and zero shares abstained;

                           PART II - OTHER INFORMATION

        e) to amend the Certificate of Incorporation to require a vote of two-thirds of the outstanding stock or the affirmative vote of a majority of the board of directors to amend or repeal the by-laws, subject to certain exceptions; 858,060 votes were cast in favor, 10,800 votes were cast against, and zero shares abstained;
        f) to amend the Certificate of Incorporation to provide that the affirmative vote of two-thirds of the outstanding stock will be required to fill a vacancy on the board of directors created by an increase in its size or by a termination of a director, if not otherwise filled by the remaining members of the board of directors; 857,060 votes were cast in favor, 11,800 votes were cast against, and zero shares abstained;
        g) to amend the Certificate of Incorporation to provide that the members of the board of directors may be removed only for cause and only by action of the board of directors or upon the affirmative vote of two-thirds of the outstanding stock; 857,310 votes were cast in favor, 11,800 shares were cast against, and 750 shares abstained;
        h) to amend the Certificate of Incorporation to require the Company to indemnify its officers and directors, subject to exceptions required by law; 859,060 votes were cast in favor, 9,300 votes were cast against, and 1,500 shares abstained;
        i) to approve two stock option plans; 858,060 votes were cast in favor, 9,300 votes were cast against, and 1,500 shares abstained;
        j) to amend the Certificate of Incorporation to eliminate authorization for Class B Common Stock; votes of 721,970 shares of Class A stock and 141,790 shares of Class B stock were cast in favor, votes of 5,100 shares of Class A stock and none of Class B stock were cast against, and zero shares abstained;

        Additionally, eight persons were elected to the Board of Directors, to take effect upon consummation of the merger. The persons elected, and the vote in favor or against each such person, or which abstained from voting, is as follows:

                                      For                Against
        Emmanuel Arbib              864,360               5,500
        Gianni Bulgari              864,360               5,500
        Howard E. Chase             864,360               5,500
        Mark S. Hauser              864,360               5,500
        Peter Hobbins               864,360               5,500
        David J. Mitchell           864,360               5,500
        Frank J. O'Connell          864,360               5,500
        William Spier               864,360               5,500

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

Date: June 10, 1999                    Moto Guzzi Corporation


                                       By  Mark S. Hauser
                                         --------------------------------
                                           Mark S. Hauser
                                           Executive Chairman


                                       By  Nick Speyer
                                         --------------------------------
                                           Nick Speyer
                                           Chief Financial Officer