Form 10-Q
period 1999-06-30
MOTO GUZZI CORP /DE/
filed 1999-08-16
CIK 1004650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

|_| TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number - 000-22813

                             MOTO GUZZI CORPORATION
                             ----------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                    13-3853272
--------------------------------                 ------------------
 (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                Identification No.)

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

                                 Yes |_| No |X|

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

Common stock, par value $.01 per share, 5,496,000 shares outstanding as of August 13, 1999.

Moto Guzzi Corporation
(formerly North Atlantic Acquisition Corp.)

                                      INDEX

Part I - Financial Information

Item 1. Financial statements:

              Balance sheets as of June 30, 1999 and December 31, 1998 ....    3
              Statements of operations for the three months
              ended June 30, 1999 and 1998 ................................    5
              Statements of operations for the six months ended
              June 30, 1999 and 1998 ......................................    6
              Statements of stockholders' equity and comprehensive
              income/(loss) for the six months ended June 30, 1999 ........    7
              Statements of cash flows for the six months ended
              June 30, 1999 and 1998 ......................................    8
              Notes to financial statements ...............................    9

Item 2.  Management's  Discussion and Analysis of
              Financial Condition and Results of Operations ...............   14

Part II - Other Information

Item 1.  Legal Proceedings ................................................   26

Item 2.  Changes in Securities ............................................   26

Item 3.  Defaults Upon Senior Securities ..................................   26

Item 4.  Submission of Matters to a Vote of Security Holders ..............   26

Item 5.  Other Information ................................................   26

Item 6.  Exhibits and Reports on Form 8-K .................................   26

Signatures ................................................................   27

Moto Guzzi Corporation
(formerly North Atlantic Acquisition Corp.)
Condensed Unaudited Consolidated Balance Sheets

                                                                 June 30        June 30        Dec. 31
                                                                  1999           1999           1998
                                                                US$'000         Lire m.        Lire m.
ASSETS
Cash and cash equivalents ................................      $    429     Lit.   807    Lit.    217
Receivables ..............................................        17,682         33,242         24,427
  Trade, less allowance of  Lit. 2,026 (1998 - Lit. 2,026)        12,855         24,168         16,288
  Receivables from related parties .......................         3,185          5,988          4,167
  Other receivables ......................................         1,642          3,086          3,972

Inventories ..............................................        21,212         39,878         37,682
  Raw materials, spare parts and work-in-process .........        13,953         26,231         22,880
  Finished products ......................................         7,259         13,647         14,802

Prepaid expenses .........................................           286            537            341
                                                                --------       --------       --------
TOTAL CURRENT ASSETS .....................................        39,609         74,464         62,667
                                                                --------       --------       --------

Property, plant and equipment ............................         8,825         16,591         16,787
  Land ...................................................           402            755            755
  Buildings ..............................................         1,434          2,696          2,696
  Machinery and equipment ................................        21,631         40,667         38,949
                                                                --------       --------       --------
  At cost ................................................        23,467         44,118         42,400
  Less allowances for depreciation .......................       (14,642)       (27,527)       (25,613)

Goodwill, net of amortization of Lit. 169 (1998 - Lit 156)            43             80            106
Investments in affiliates ................................           346            651            651
Other assets .............................................           246            463            466
                                                                --------       --------       --------
TOTAL ASSETS .............................................      $ 49,069    Lit. 92,249    Lit. 80,677
                                                                ========       ========       ========

                   See Notes to Condensed Financial Statements

Moto Guzzi Corporation
(formerly North Atlantic Acquisition Corp.)
Condensed Unaudited Consolidated Balance Sheets

                                                             June 30        June 30         Dec. 31
                                                               1999           1999           1998
                                                             US$'000         Lire m.        Lire m.
LIABILITIES
Advances from banks...................................       $ 18,316   Lit.  34,434   Lit.  27,063
Current portion of long-term debt .....................         5,924         11,138         11,823
Loans due to parent company ...........................         1,699          3,194          3,082
Accounts payable ......................................        14,843         27,904         28,278
Amounts due to related and affiliated parties .........            50             93          1,257
Accrued expenses and other payables ...................         4,411          8,290          6,357
                                                             --------       --------       --------
TOTAL CURRENT LIABILITIES .............................        45,243         85,053         77,860
                                                             --------       --------       --------

Long-term debt, less current portion ..................         1,536          2,888          2,986

Loans due to parent company ...........................            --             --         13,362

Termination indemnities ...............................         4,157          7,817          7,573

SHAREHOLDERS' DEFICIT .................................        (1,866)        (3,509)       (21,104)
Convertible preferred stock, par value $0.01 per share:
  Authorized 1,000,000 shares;
  94 (1998 - none) shares outstanding;
  Liquidation preference $9,400 .......................            --             --             --

Common stock, par value $0.01 per share:
  Authorized 50,000,000 shares;
  5,496,000 (1998 - 3,328,047) shares outstanding .....            52             98             59
Additional paid-in capital ............................        20,702         38,290         11,011
Cumulative translation adjustment .....................           108            203            157
Accumulated deficit ...................................       (22,728)       (42,730)       (32,331)
                                                             --------       --------       --------
LIABILITIES AND SHAREHOLDERS' DEFICIT .................      $ 49,069   Lit.  92,249   Lit.  80,677
                                                             ========       ========       ========

                   See Notes to Condensed Financial Statements

Moto Guzzi Corporation
(formerly North Atlantic Acquisition Corp.)
Condensed Unaudited Consolidated Statements of Operations
Three Months ended June 30, 1999 and 1998

                                                     June 30        June 30            Dec. 31
                                                      1999           1999               1998
                                                     US$'000         Lire m.           Lire m.
Net sales ..................................       $   12,662    Lit.    23,805    Lit.    22,403
Cost of sales ..............................          (11,168)          (20,997)          (17,833)
                                                   ----------        ----------        ----------
                                                        1,494             2,808             4,570
Selling, general and administrative expenses           (2,944)           (5,533)           (4,548)
Research and development ...................             (577)           (1,085)           (1,352)
                                                   ----------        ----------        ----------
Operating loss .............................           (2,027)           (3,810)           (1,330)
Interest expense ...........................             (649)           (1,221)           (1,220)
Other (expense)/income, net ................              (20)              (37)              243
                                                   ----------        ----------        ----------
Loss before income taxes ...................           (2,696)           (5,068)           (2,307)
Income taxes ...............................              (14)              (26)             (264)
                                                   ----------        ----------        ----------
Net loss ...................................       $   (2,710)           (5,094)           (2,571)
                                                   ==========        ==========        ==========

LOSS PER SHARE:                                       US $              Lire             Lire

Basic ......................................       $    (0.49)   Lit.      (927)   Lit.      (773)
                                                   ==========        ==========        ==========
Diluted ....................................       $    (0.49)   Lit.      (927)   Lit.      (773)
                                                   ==========        ==========        ==========

Weighted average number of common shares outstanding during the period

Basic ......................................    No. 5,496,000    No.  5,496,000    No.  3,328,047
                                                   ==========        ==========        ==========
Diluted ....................................    No. 5,603,791    No.  5,603,791    No.  3,328,047
                                                   ==========        ==========        ==========

                   See Notes to Condensed Financial Statements

#260313.v1
                                                         5

Moto Guzzi Corporation
(formerly North Atlantic Acquisition Corp.)
Condensed Unaudited Consolidated Statements of Operations
Six Months ended June 30, 1999 and 1998

                                                    June 30           June 30          June 30
                                                      1999             1999              1998
                                                    US $'000          Lire m.          Lire m.
Net sales ..................................       $   22,010    Lit.    41,378    Lit.    47,989
Cost of sales ..............................          (20,449)          (38,446)          (38,755)
                                                   ----------        ----------        ----------
                                                        1,561             2,932             9,234

Selling, general and administrative expenses           (5,030)           (9,454)           (7,861)
Research and development ...................             (825)           (1,551)           (2,226)
                                                   ----------        ----------        ----------
Operating loss .............................           (4,294)           (8,073)             (853)

Interest expense ...........................           (1,215)           (2,285)           (2,206)
Other income, net ..........................               13                25               134
                                                   ----------        ----------        ----------

Loss before income taxes ...................           (5,496)          (10,333)           (2,925)

Income taxes ...............................              (35)              (66)             (481)
                                                   ----------        ----------        ----------
Net loss ...................................       $   (5,531)          (10,399)           (3,406)
                                                   ==========        ==========        ==========

LOSS PER SHARE:                                       US $              Lire             Lire

Basic ......................................       $    (1.17)   Lit.    (2,193)   Lit.    (1,023)
                                                   ==========        ==========        ==========
Diluted ....................................       $    (1.17)   Lit.    (2,193)   Lit.    (1,023)
                                                   ==========        ==========        ==========

Weighted average number of common shares outstanding during the period

Basic ......................................    No. 4,741,409     No. 4,741,409     No. 3,328,047
                                                   ==========        ==========        ==========

Diluted ....................................    No. 4,901,065     No. 4,901,065     No. 3,328,047
                                                   ==========        ==========        ==========

                   See Notes to Condensed Financial Statements

Moto Guzzi Corporation
(formerly North Atlantic Acquisition Corp.)
Statements of Stockholders' Equity and Comprehensive Income/(Loss)

                                      Common Stock         Class A Preferred Stock     Additional
                                      ------------         -----------------------       paid-in       Translation
        Lire million            Shares           Amount      Shares      Amount          capital        adjustment
                               ---------        ---------   ---------   ---------       ---------        ---------
At January 1, 1997 .........   3,035,797  Lit.m        51          --          --            8,086              23
Net loss ...................                           --          --          --              --               --
Translation adjustment .....                           --          --          --              --              202
Issuance of shares .........     292,250                8          --          --           2,925               --
                               ---------        ---------   ---------   ---------       ---------        ---------
At December 31, 1997 .......   3,328,047  Lit.m        59          --          --          11,011              225
Net loss ...................                           --          --          --              --               --
Translation adjustment .....                           --          --          --              --              (68)
                               ---------        ---------   ---------   ---------       ---------        ---------
At December 31, 1998 .......   3,328,047  Lit.m        59          --          --          11,011              157
Net loss ...................          --               --          --          --              --               --
Translation adjustment .....          --               --          --          --              --               46
Parent company debt exchange     871,953               16          --          --          13,346
Issuance of shares in merger   1,296,000               23          94          --          14,563               --
                               ---------        ---------   ---------   ---------       ---------        ---------
At June 30, 1999 ...........   5,496,000  Lit.m        98          94          --          38,920              203
                                                =========   =========   =========       =========        =========
At June 30, 1999 ...........              $'000        52                      --          20,702              108
                                                =========               =========       =========        =========

                                                    SHAREHOLDERS'     Comprehensive
                                 Accumulated         (DEFICIT)/          Income/
        Lire million               deficit            EQUITY             (Loss)
                                  ---------          ---------          ---------
At January 1, 1997 .........        (1,463)             6,697
SNet loss ...................      (10,569)           (10,569)           (10,569)
Translation adjustment .....            --                202                202
Issuance of shares .........            --              2,933                 --
                                 ---------          ---------          ---------
At December 31, 1997 .......       (12,032)              (737)           (10,367)
Net loss ...................       (20,299)           (20,299)           (20,299)
Translation adjustment .....            --                (68)               (68)
                                 ---------          ---------          ---------
At December 31, 1998 .......       (32,331)           (21,104)           (20,367)
Net loss ...................       (10,399)           (10,399)           (10,399)
Translation adjustment .....            --                 46                 46
Parent company debt exchange                           13,362
Issuance of shares in merger              --           14,586
                                 ---------          ---------          ---------
At June 30, 1999 ...........       (42,730)            (3,509)           (10,353)
                                 =========          =========          =========
At June 30, 1999 ...........       (22,728)            (1,866)            (5,507)
                                 =========          =========          =========

                   See Notes to Condensed Financial Statements

Moto Guzzi Corporation
(formerly North Atlantic Acquisition Corp.)
Condensed Unaudited Consolidated Statements of Cash Flows

                                                June 30                June 30              June 30
                                                  1999                  1999                 1998
                                                US$'000                 Lit.m.              Lit.m.

Net loss ....................................   $ (5,531)        Lit. (10,399)         Lit. (3,406)

Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation and amortization .............      1,014                1,907                1,465
  Gain on sales of operating assets .........          1                    2
  Termination indemnities, net ..............        130                  244                 (176)
  Other operating activities ................       (158)                (297)                 176
Changes in operating assets and liabilities:
  Trade and other receivables ...............     (3,470)              (6,524)              (7,838)
  Related party receivables .................       (968)              (1,819)               1,386
  Inventories ...............................       (819)              (1,540)              (5,831)
  Prepaid expenses ..........................       (102)                (191)                (804)
  Accounts payable and accrued expenses .....       (742)              (1,395)               5,208
  Related party payables ....................         --                   --                  395
                                                --------             --------             --------
Net cash used by operating activities .......    (10,645)             (20,012)              (9,425)
                                                --------             --------             --------
Investing activities:
  Purchases of property, plant and equipment        (846)              (1,591)              (5,115)
                                                --------             --------             --------

Net cash used in investing activities .......       (846)              (1,591)              (5,115)
                                                --------             --------             --------
Financing activities:
  Increase in advances from banks ...........      3,733                7,018                6,454
  Cash from merger with North Atlantic (Note)      8,514               16,006                   --
  Proceeds of long-term debt ................         --                   --               10,000
  Principal payments of long-term debt ......       (457)                (859)                (825)
                                                --------             --------             --------
Net cash provided by financing activities ...     11,790               22,165               15,629
                                                --------             --------             --------
Increase/(decrease) in cash .................        299                  562                1,089
Exchange movement on opening cash ...........         15                   28                    6
Cash, beginning of period ...................        115                  217                6,352
                                                --------             --------             --------
Cash, end of period .........................   $    429         Lit.     807         Lit.   7,447
                                                ========             ========             ========

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

      For a summary of the Registrant's accounting principles, and other footnote information, reference is made to the Proxy and Prospectus on Form S-4, dated February 4, 1999. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All of such adjustments are of a normal and recurring nature. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

      The primary financial statements are shown in Italian lire because all of the Company's material operating entities are based and operate in Italy. Translation of lire amounts into U.S. Dollar amounts is included solely for the convenience of the readers of the financial statements and has been made at the rate of Lire 1,880 to U.S. $1, the approximate exchange rate at June 30, 1999. It should not be construed that the assets and liabilities, expressed in U.S. dollar equivalents, can actually be realized in or extinguished by U.S. dollars at that or any other rate.

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

      The Merger has been treated as a reverse acquisition of the Company by Guzzi Corp. The shareholders of Guzzi Corp. received an aggregate of 4,200,000 shares or approximately 76.4% of the post-Merger shares of the Company, excluding any shares of the Company's formerly designated Class A common stock issuable upon exercise of any options or warrants, and Guzzi Corp., therefore, is the accounting acquiror. The cost of the acquisition of the Company is based on the fair value of the Company's assets and liabilities as of the date of the Merger of Lit. 14,586 million (approximately $8,153,000 at the then prevailing exchange rate), represented by Lit. 16,006 million in cash ($8,947,000) less Lit. 1,420 million ($794,000) of payables and accrued expenses, principally in respect of merger expenses. Additionally, an aggregate of 30,000 shares of common stock with a fair value of Lit. 591 million ($ 330,000) were issuable to Graubard, Mollen & Miller, counsel to the Company, contingent upon consummation of the Merger in payment of fees relating to the Merger and 350,000 warrants with an exercise price of $10.00 were issued to the Company's investment bankers.

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

      Excluding any requirement to repay this Lit. 10,000 million loan facility on demand, management estimates that Moto Guzzi's financing requirements through the end of the first quarter of 2000, if it is to continue to make minimum necessary investments, will be approximately Lit. 10,000 million to Lit 12,000 million. A substantial part of this amount will be required before the end of the third quarter of 1999 to finance working capital in the seasonal liquidity lowpoint which is expected in August and September. As described below in Note 5, in August, 1999, certain directors and their affiliates agreed to subscribe to preferred stock raising US$ 1.7 million (Lit. 3.0 billion) to finance immediate requirements. Moto Guzzi is actively discussing equity and debt financing options with

Moto Guzzi Corporation
(formerly North Atlantic Acquisition Corp.)
Notes to Unaudited Condensed Financial Statements

3.    Liquidity (continued)

      a number of parties, including possible business combinations with larger entities which could result in a change in control of the Company. There can be no assurance that any transaction will occur or that the Company will be able to raise finance on satisfactory terms, or at all. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

4.    Stock Options

      On July 23, 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan") and the 1998 Plan for Outside Directors. Both Option Plans were subject to stockholder approval and consummation of the Merger which duly occurred in March 1999.

      The 1998 Plan provides for the grant of options to purchase up to an aggregate of 1,250,000 shares of the Company's common stock to be made to employees, officers, directors and consultants of the Company and its subsidiaries after the Merger. The 1998 Plan provides both for incentive stock options ("Incentive Options"), and for options not qualifying as Incentive Options ("Non Qualified Options"). The Company's Board or the Committee will determine the exercise price for each share of the Company's common stock purchasable under an Incentive or Non Qualified Option (collectively "Options"). The exercise price of a Non Qualified Option may be less than 100% of the fair market value on the last trading day before the date of the grant. The exercise price of an Incentive Option may not be less than 100% of the fair market value on the last trading day before the date of grant (or, in the case of an Incentive Option granted to a person possessing at the time of grant more than 10% of the total combined voting power of all classes of stock of the Company, not less than 110% of such fair market value). Options may only be granted within a ten-year period commencing on July 23, 1998 and Incentive Options may only be exercised within ten years of the date of the grant (or within five years in the case of an Incentive Option granted to a person who, at the time of the grant, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or of its parent or any subsidiary). Options to purchase an aggregate of 255,000 shares of Common Stock at an exercise price of $10.625 were issued to certain directors of the Company at the closing of the Merger and options to purchase an aggregate of 625,000 shares at an exercise price of $9.50 were approved by the Board of Directors on March 8, 1999 for grant to operational management employees.

Moto Guzzi Corporation
(formerly North Atlantic Acquisition Corp.)
Notes to Unaudited Condensed Financial Statements

4.    Stock Options (continued)

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

5.    Potential Issue of Preferred Stock

      To meet immediate financing needs in early August 1999, the Board of Directors of the Company approved the issuance of units consisting of preferred stock and fractional common stock warrants intended to raise up to $5 million. As approved, each share of the preferred stock would have par value of $.01, a liquidation preference of $8.25, and would be convertible into Common Stock on a share for share basis, subject to protection against dilutive events.

      In early August 1999, certain directors and their affiliates paid to the Company an aggregate of US$ 1.7 million (approximately Lit. 3.0 billion) in anticipation of subscribing to definitive offering documentation. There can be no assurance that an offering will in fact be made, or that, if made, will be fully subscribed for.

6.    Shares issued to Parent company for ongoing provision of finance.

      The Company owes O.A.M. S.p.A., the owner of approximately 61% of the Company's common stock, an amount of approximately Lit. 3.2 billion in respect of bridge financing made in anticipation of the closing of the merger with NAAC. The loan was due and payable on closing of the merger on March 5, 1999 and carries interest of 4% from April 1, 1999. Further, O.A.M. S.p.A. has deposited funds at an Italian bank totalling Euro 2,050,000 (approximately Lit. 4.0 billion) to collateralize advances by such bank to Moto Guzzi S.p.A. of approximately Lit. 4.0 billion. No cash or other fees had been charged for this guarantee. In July 1999, the Company agreed to issue 100,000 shares of Common Stock to O.A.M. S.p.A. on condition that it agree to maintain both the loan and the funds collateralizing Italian bank advances for a period of 1 year from April 1, 1999. O.A.M. S.p.A. also agreed to cancel 100,000 nominal warrants received in the NAAC merger out of a total of 640,000 nominal warrants received.

      The fair value of the 100,000 shares of Common Stock to be issued to O.A.M., based on market value at July 30, 1999 of $6.75 per share, is $675,000, or Lit. 1,220 million at the then prevailing

Moto Guzzi Corporation
(formerly North Atlantic Acquisition Corp.)
Notes to Unaudited Condensed Financial Statements

      exchange rate. The Company will account for these shares as finance expense and has accrued Lit. 305 million as interest expense in the second quarter of 1999.

Moto Guzzi Corporation
(formerly North Atlantic Acquisition Corp.)
Management's Discussion and Analysis of
Financial Condition and Results of Operations

General

      Background

Until completion of its merger with Moto Guzzi Corp., Moto Guzzi Corporation, formerly North Atlantic Acquisition Corp. ("North Atlantic") was a "blank check" or "blind pool" company which was formed on August 9, 1995 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination (a "Business Combination") with an operating business (a "Target Business"). The business objective of the Company was to effect a Business Combination with a Target Business which the Company believed has significant growth potential. As discussed in more detail in Note 2 to the unaudited financial statements as at June 30, 1999, the Company merged with Moto Guzzi Corp. on March 5, 1999.

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

Sales had declined from 46,487 units in 1971 to a low of 3,274 in 1993. From 1994, Moto Guzzi Corp. started making the investments to rebuild its business. Partly as a result of the increased investment, unit sales volumes increased to 5,647 in 1998. Despite revenue growth, Moto Guzzi incurred losses and had cash outflows from operations for each of the years 1994 through 1998 including a net loss of Lit. 20,299 million in 1998. To fund its operations, Moto Guzzi borrowed or obtained capital from Italian financial institutions and from affiliated entities, Trident Rowan Group, Inc. and its affiliate O.A.M. S.p.A. The two companies collectively owned a 100% interest in Moto Guzzi Corp. until late 1996 and early 1997 when Moto Guzzi Corp. sold shares of preferred stock and common stock purchase warrants in a private placement which raised approximately $5.2 million.

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

      Recent Events

The closing of the merger with the Company on March 5, 1999 provided needed liquidity to Moto Guzzi. A lack of liquidity had led to component supply shortages in the last quarter of 1998 and the first two months of 1999. Production and sales were stabilized by May 1999 and 1,900 units were produced in the second quarter of 1999. Consolidated sales units were 1,823 in the second quarter of 1999, an increase of 19.8% over the corresponding 1998 quarter.

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

In July, Moto Guzzi introduced its V-11 Sport motorcycle, a "retro sport" model with an innovative six-speed gearbox. This motorcycle has been greeted enthusiastically by the trade press with many comparing it with the Company's legendary V-7 Sport from the 1970's. Shipments of this new model are scheduled to begin in September 1999.

On July 27, Moto Guzzi S.p.A. concluded labor negotiations resulting in a temporary employee downsizing program commencing September 1999. The program will last two years while the Company restructures production processes, overhauls its plant, grows production volumes and improves productivity. These enhancements it is hoped, will enable the Company to return to current employment levels with significantly increased productivity and volumes.

Results of Operations for the 3 Months Ended
June 30, 1999 compared to June 30, 1998

                                              3 Months                   3 Months
                                               June 30                   June 30
                                                1999                      1998
                                               Lit.m                      Lit.m
Net sales                                       23,805       100.0%       22,403       100.0%
Cost of sales                                  (20,997)      (88.2%)     (17,883)      (79.6%)
                                               -------                   -------
                                                 2,808        11.8%        4,570        20.4%
Selling, general and administrative expenses    (5,553)      (23.2%)      (4,548)      (20.3%)
Research & development                          (1,085)       (4.6%)      (1,352)       (6.0%)
                                               -------                   -------
Operating (loss)/profit                         (3,810)      (16.0%)      (1,330)       (5.9%)
Interest expense                                (1,221)       (5.1%)      (1,220)       (5.4%)
Other income, net                                  (37)       (0.2%)         243         1.1%
                                               -------                   -------
Loss before income taxes                        (5,068)      (21.3%)      (2,307)      (10.3%)
Income tax expense                                 (26)       (0.1%)        (264)       (1.2%)
                                               -------                   -------
Net loss                                        (5,094)      (21.4%)      (2,571)      (11.5%)
                                               =======                   =======

Net sales increased by Lit.1.4 billion or 6.3% from Lit. 22.4 billion to Lit.
23.8 billion while sales units increased 19.8% from 1,522 in 1998 to 1,823 in 1999. The average unit sales price fell in 1999 compared to 1998 as a result of a change in the sales mix. In 1999, sales were predominantly of the Company's Jackal and Nevada models. The Jackal is a stripped down cruiser motorcycle with a lower price point and the Nevada is Moto Guzzi's 750cc "entry level" model. In 1998, the Company sold a larger number of its more

Moto Guzzi Corporation
(formerly North Atlantic Acquisition Corp.)
Management's Discussion and Analysis of
Financial Condition and Results of Operations

expensive Centauro and fully-equipped California models. Production of the Centauro was terminated earlier in 1999.

Gross margins decreased from Lit. 4.6 billion or 20.4% in the second quarter of 1998 to Lit. 2.8 billion or 11.8% in the second quarter of 1999. The decrease is principally due to the sales mix; the Jackal and Nevada models generate lower margins than the Centauro and California models which were large components in the 1998 product mix.

Selling, general and administrative expenses increased by 21.7% to Lit. 5.5 billion in 1999 compared to Lit. 4.5 billion in 1998. Expenses at Moto America increased by Lit. 402 million or 78% reflecting a new management team installed in April 1999 and expenses related to building and motivating the sales network. Expenses in Italy and corporate costs increased Lit 549 million or 14.7% reflecting expenses in connection with the launch of the California Jackal and costs connected with being a public company.

Interest expense was substantially unchanged at Lit. 1.2 billion. This reflects the effects of lower interest rates in 1999 offset by a Lit. 0.3 billion interest charge on parent company financing as described in Note 5 to the interim financial statements.

As a result of the above factors, net loss in the quarter ended June 30, 1999 increased to Lit. 5.1 billion compared to Lit. 2.6 billion in the comparable 1998 quarter.

Results of Operations for the 6 Months Ended
June 30, 1999 compared to June 30, 1998

                                                  6 Months                6 Months
                                                   June 30                 June 30
                                                    1999                    1998
                                                    Lit.m                   Lit.m
Net sales                                           41,378    100.0%        47,989    100.0%

Cost of sales                                      (38,466)   (92.9%)      (38,755)   (80.8%)
                                                  --------                --------
                                                     2,932      7.1%         9,234     19.2%

Selling, general and administrative expenses        (9,454)   (22.8%)       (7,861)   (16.4%)
Research & development                              (1,551)    (3.7%)       (2,226)    (4.6%)
                                                  --------                --------
Operating (loss)/profit                             (8,073)   (19.5%)         (719)    (1.5%)
Interest expense                                    (2,285)    (5.5%)       (2,206)    (4.6%)
Other income, net                                       25      0.1%           134      0.3%
                                                  --------                --------

Moto Guzzi Corporation
(formerly North Atlantic Acquisition Corp.)
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Loss before income taxes                           (10,333)   (24.9%)       (2,925)    (6.1%)

Income tax expense                                     (66)    (0.2%)         (481)    (1.0%)
                                                  --------                --------
Net loss                                           (10,094)   (25.2%)       (3,406)    (7.1%)
                                                  ========                ========

Net sales for the six month period ending June 30, 1999 decreased by Lit. 6.6 billion or 13.8% from Lit. 48.0 billion in the corresponding 1998 period to Lit.
41.4 billion due to 1) changes in the sales mix, as described above; and 2) the first half of 1998 included Lit. 3.8 billion of net sales resulting from an unusual public administration order. Sales and production through April 1999 were also significantly affected by a disruption in the supply of components due to liquidity difficulties. Sales units decreased 8.1% from 3,309 units in 1998 to 3,041 units in 1999. Excluding the exceptional 1998 public administration order, sales units would have increased 1.5% in 1999 compared to 1998 and the decrease in net sales would have been 6.3%.

Gross margins decreased from Lit.9.2 billion or 19.2% in the second quarter of 1998 to Lit. 2.9 billion or 7.1% in the second quarter of 1999. The decrease is principally due to the altered product mix, the exceptional public administration order in the first quarter of 1998 and the significantly decreased production levels in the first part of 1999 resulting from the disruption in the supply of components. The consequence of lower production levels through April 1999 is that fixed production costs were absorbed over lower production volumes, reducing gross margin.

Selling, general and administrative expenses increased by 20.3% to Lit. 9.5 billion in 1999 compared to Lit. 7.9 billion in 1998. Expenses at Moto America increased by Lit. 0.4 billion or 36.6% due to the installation of the new management team in the second quarter and expenses related to a more aggressive approach in advertising products and motivating sales. Italy and corporate costs increased Lit 1.1 billion or 18.5% reflecting expenses in connection with the launch of the California Jackal and costs connected with being a public company.

Interest expense increased from Lit. 2.2 billion to Lit. 2.3 billion as a result of the effects of lower interest rates being offset by a Lit. 0.3 billion charge on parent company debt, as described above.

As a result of the above factors, net loss for the six month period ended June 30, 1999 increased to Lit. 10.4 billion compared to Lit. 3.4 billion in the comparable 1998 quarter.

Moto Guzzi Corporation
(formerly North Atlantic Acquisition Corp.)
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Financial Resources

      Operations

Cash outflows from operations in the 6 months ended June 30, 1999 were Lit. 20.0 billion compared to Lit. 9.54 billion in the corresponding 1998 period. In addition to losses from operations, significant working capital movements contributed to outflows. Receivables increased Lit. 8.3 billion (1998 - Lit. 6.5 billion) due to seasonal factors, with the second quarter being the strongest quarter for sales. Inventories increased Lit. 1.5 billion (1998 increase Lit.
5.8 billion) principally due to increases in components in Italy more than offsetting reduction of finished goods inventory in the U.S. and France. Trade and other payables decreased Lit. 1.4 billion (compared to a 1998 increase of Lit. 5.2 billion) principally reflecting seasonal increases offset by payments of arrears made from the proceeds of the March 1999 merger as well as payment of merger expenses.

      Investment activities

Capital expenditures principally related to tooling for the California Jackal model, introduced in April 1999, the V-11 Sport model, which will be introduced in September 1999 and routine capital maintenance expenditure.

      Financing Activities

Increases in advances from banks represent advances against increased levels of trade receivables, as described above. In addition, the Company had Lit. 4.0 billion of bank credit lines in 1999 which are secured by similar amounts deposited as collateral by O.A.M. S.p.A.. Cash from the March 1999 merger of Lit. 16 billion reflects the approximately $ 8.9 million of cash in the Company at closing. Approximately Lit. 1.4 billion of liabilities and accruals, principally for merger expenses were also acquired, most of which were paid shortly after closing, so that net cash acquired was approximately Lit. 14.6 billion.

Future liquidity needs

To enable substantial further growth in production and sales, the Company's strategic plan contemplates total investments in research and product development of some Lit. 50 billion (approximately $28 million) in the five year period from 1999 through 2003. The plan also contemplates investments of Lit. 20 billion (approximately $11 million) in production plant and machinery and information systems. Much of the production machinery at Moto Guzzi's facility is aged and in need of extensive modification, improvement or replacement. Moto Guzzi believes that the existing plant at Mandello del Lario, Italy has a potential production capacity that will be sufficient for its needs for at least the next three or four years and is not actively seeking any other alternatives at the present time. Moto Guzzi will have to make significant investments in

Moto Guzzi Corporation
(formerly North Atlantic Acquisition Corp.)
Management's Discussion and Analysis of
Financial Condition and Results of Operations

the existing plant in order that it can operate competitively. Such required modernization may result in production interruptions.

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

Additionally, management estimates that Moto Guzzi requires approximately Lit. 10,000 - 12,000 million of additional capital within the next 12 months to fund operations and if it is to continue to make minimum necessary investments. The seasonality of Moto Guzzi's business is such that the substantial part of such capital will be required before the end of the third quarter of 1999. In August, 1999, certain directors and their affiliates paid a total of US$ 1.7 million (Lit. 3.0 billion) to the Company to finance immediate requirements in anticipation of subscribing to a contemplated preferred stock and warrant offering approved by the Board of Directors. The Company hopes to raise up to US$ 5 million of financing through this potential offering to provide coverage of further short-term cash needs. There can be no assurance that an offering will in fact be made or that, if made, it will be fully subscribed for.

Management is actively exploring a variety of debt and equity financing options, though no arrangements have been made for any form of longer-term financing. No assurances can be given that such financing will be obtained on acceptable terms, or at all. Additionally, the Company is actively exploring possible business combinations with larger entities which could result in a change in control of the Company. No agreement has been reached in respect of any such possible transaction, nor can there be any assurance that any such agreement will be reached on acceptable terms, or on any terms at all.

Moto Guzzi Corporation
(formerly North Atlantic Acquisition Corp.)
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The Company also has outstanding warrants which could provide some of this further capital. In particular, certain warrants can be redeemed for a nominal sum in the event of the achievement of certain share price performance criteria and which could potentially provide further cash of approximately $10.4 million.

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

Accounting

The Company's operations do not have unique or custom-tailored requirements for their accounting systems. Nonetheless, their accounting systems are not currently Year 2000 compliant. In connection partly with routine system upgrade and maintenance, and partly accelerated upgrade related to the Year 2000 problem, all of Moto Guzzi's accounting systems are being upgraded during the summer of 1999 to Year 2000 compliant status. Appropriate vendors have already been secured for this purpose.

Moto Guzzi Corporation
(formerly North Atlantic Acquisition Corp.)
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Production Equipment

Moto Guzzi believes it has identified all of the items of production machinery and related equipment which are critical to uninterrupted operations, and, in December, 1998 began to conduct a comprehensive inventory of all such items which incorporate electronic devices, or which process dates in their ordinary operation, to determine whether such operations will be affected by the Year 2000 problem. Moto Guzzi is engaged in analyzing those systems and is preparing an action plan to enable it to complete any required upgrade or workaround by year-end.

Customer or Supplier Compliance

The Company does not engage in material electronic data interchange with any of its customers or component suppliers. An electronic interface is maintained with one of Moto Guzzi's financial institutions. The Company's motorcycle dealers are not believed to be heavily dependent upon computer systems other than in connection with their accounting systems.

Moto Guzzi has not yet completed polling its suppliers and customers to determine their own state of Year 2000 compliance, a process which it expects to complete during the third quarter of 1999, and will at that time evaluate the level of exposure Moto Guzzi faces should it be determined that Year 2000 compliance has not been achieved, and does not seem to be timely capable of achievement.

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

Potential effects of the European Common Currency on the Company's business

The Company's businesses are substantially located and operate in Italy. On January 1, 1999, Italy was admitted as one of 11 European countries in the new European common currency, the Euro.

The European Common Currency is expected to have significant effects on the Company's business. Among many potential economic factors, the common currency is expected to increase competition within the common currency zone. Because the adoption of the Euro will require competitive businesses located in different participating countries to price their products in a single currency, the historical ability of such companies to increase or reduce prices without affecting operating results in their home countries' currencies will be largely eliminated.

The uniform currency will also likely result in the establishment of new Euro-based pricing points, e.g., Euro 9,999 or Euro 19,999. These new pricing points may differ from the current prices charged for such products, which could be advantageous or disadvantageous to a company, depending upon whether the Euro- based price point is higher or lower than the prices charged before the adoption of the uniform currency. Moto Guzzi will have to re-evaluate its pricing policies and model specifications to most competitively deal with the new pricing points.

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

Date:    August 13, 1999                Moto Guzzi Corporation


                                        By /s/ Mark S. Hauser
                                           ------------------------------------
                                           Mark S. Hauser
                                           Executive Chairman


                                        By /s/ Nick Speyer
                                           ------------------------------------
                                           Nick Speyer
                                           Chief Financial Officer