Form 10-Q
period 1999-09-30
MOTO GUZZI CORP /DE/
filed 1999-11-22
CIK 1004650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                    350 Park Avenue, New York, New York 10022
               ---------------------------------------------------
               (Address of principal executive offices - Zip code)

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

Common stock, par value $.01 per share, 5,690,000 shares outstanding as of November 15, 1999.

Moto Guzzi Corporation
(formerly North Atlantic Acquisition Corp.)

                                      INDEX

Part I - Financial Information

Item 1. Financial Statements:

        Balance sheets as of September 30, 1999 and December 31, 1998 .......  3
        Statements of operations for the three months ended September 30,
        1999 and 1998 .......................................................  5
        Statements of operations for the nine months ended September 30,
        1999 and 1998 .......................................................  6
        Statements of stockholders' equity and comprehensive income/(loss)
        for the nine months ended September 30, 1999 ........................  7
        Statements of cash flows for the nine months ended September 30,
        1999 and 1998 .......................................................  8
        Notes to financial statements .......................................  9

Item 2. Management's  Discussion and Analysis of
        Financial Condition and Results of Operations ....................... 13


Part II - Other Information

Item 1. Legal Proceedings ................................................... 24

Item 2. Changes in Securities ............................................... 24

Item 3. Defaults Upon Senior Securities ..................................... 24

Item 4. Submission of Matters to a Vote of Security Holders ................. 24

Item 5. Other Information ................................................... 24

Item 6. Exhibits and Reports on Form 8-K .................................... 24

Signatures .................................................................. 25

Moto Guzzi Corporation
(formerly North Atlantic Acquisition Corp.)
Condensed Unaudited Consolidated Balance Sheets

                                                                     Sept. 30       Sept. 30       Dec. 31
                                                                       1999           1999           1998
                                                                      US$'000        Lire m.        Lire m.
ASSETS
Cash and cash equivalents .....................................      $    937  Lit.    1,704  Lit.      217
Receivables ...................................................        15,169         27,593         24,427
  Trade, less allowance of  Lit. 2,019 (1998 - Lit. 2,026) ....        10,471         19,047         16,288
  Receivables from related parties ............................         3,386          6,159          4,167
  Other receivables ...........................................         1,312          2,387          3,972

Inventories ...................................................        21,511         39,129         37,682
  Raw materials, spare parts and work-in-process ..............        13,870         25,229         22,880
  Finished products ...........................................         7,642         13,900         14,802
Prepaid expenses ..............................................           293            533            341
                                                                     --------       --------       --------
TOTAL CURRENT ASSETS ..........................................        37,910         68,959         62,667
                                                                     --------       --------       --------
Property, plant and equipment .................................         8,837         16,075         16,787
  Land ........................................................           415            755            755
  Buildings ...................................................         1,482          2,696          2,696
  Machinery and equipment .....................................        22,595         41,100         38,949
                                                                     --------       --------       --------
  At cost .....................................................        24,492         44,551         42,400
  Less allowances for depreciation ............................       (15,655)       (28,476)       (25,613)

Goodwill, net of amortization of Lit. 195 (1998 - Lit 156) ....            37             67            106
Investments in affiliates .....................................           358            651            651
Other assets ..................................................           222            403            466
                                                                     --------       --------       --------
TOTAL ASSETS ..................................................      $ 47,364  Lit.   86,155  Lit.   80,677
                                                                     ========       ========       ========

                 See Notes to Condensed Financial Statements

Moto Guzzi Corporation
(formerly North Atlantic Acquisition Corp.)
Condensed Unaudited Consolidated Balance Sheets

                                                                 Sept. 30      Sept. 30       Dec. 31
                                                                   1999          1999           1998
                                                                  US$'000       Lire m.       Lire m.
LIABILITIES
Advances from banks .......................................      $ 14,514  Lit.  26,401  Lit.  27,063
Current portion of long-term debt .........................         6,365        11,578        11,823
Loans due to parent company ...............................         1,772         3,224         3,082
Accounts payable ..........................................        17,574        31,968        28,278
Amounts due to related and affiliated parties .............            45            82         1,257
Accrued expenses and other payables .......................         3,734         6,792         6,357
                                                                 --------       -------       -------
TOTAL CURRENT LIABILITIES .................................        44,004        80,045        77,860
                                                                 --------       -------       -------

Long-term debt, less current portion ......................         1,437         2,613         2,986

Loans due to parent company ...............................            --            --        13,362

Termination indemnities ...................................         4,375         7,958         7,573

SHAREHOLDERS' DEFICIT .....................................        (2,452)       (4,461)      (21,104)
Convertible preferred stock, par value $0.01 per share:
  Authorized 4,750,000 shares
  94 Series A shares issued and converted
  into 94,000 shares of  common stock in 1999 .............            --            --            --

Common stock, par value $0.01 per share:
  Authorized 20,250,000 shares;
  5,690,000 (1998 - 3,328,047) shares outstanding .........            55           100            59
Additional paid-in capital ................................        21,731        39,529        11,011
Advances for share subscription ...........................         1,250         2,274            --
Cumulative translation adjustment .........................            65           119           157
Accumulated deficit .......................................       (25,553)      (46,483)      (32,331)
                                                                 --------       -------       -------
LIABILITIES AND SHAREHOLDERS' DEFICIT .....................      $ 47,364  Lit.  86,155  Lit.  80,677
                                                                 ========       =======       =======

                   See Notes to Condensed Financial Statements

Moto Guzzi Corporation
(formerly North Atlantic Acquisition Corp.)
Condensed Unaudited Consolidated Statements of Operations
Three Months ended September 30, 1999 and 1998

                                                              Sept. 30                 Sept. 30                   Sept. 30
                                                                1999                     1999                       1998
                                                              US $'000                  Lire m.                    Lire m.
Net sales .....................................              $  11,844            Lit.    21,545             Lit.    19,633

Cost of sales .................................                (10,483)                  (19,071)                   (16,936)
                                                             ---------                 ---------                  ---------
                                                                 1,361                     2,474                      2,697

Selling, general and administrative expenses ..                 (2,458)                   (4,469)                    (4,045)
Reorganization expenses .......................                     --                        --                     (1,852)
Research and development ......................                   (314)                     (572)                      (852)
                                                             ---------                 ---------                  ---------
Operating loss ................................                 (1,411)                   (2,567)                    (4,052)

Interest expense ..............................                   (652)                   (1,186)                    (1,080)
Other income, net .............................                     54                        99                         65
                                                             ---------                 ---------                  ---------
Loss before income taxes ......................                 (2,009)                   (3,654)                    (5,067)

Income taxes ..................................                    (54)                      (99)                      (135)
                                                             ---------                 ---------                  ---------
Net loss ......................................              $  (2,063)           Lit.    (3,753)            Lit.    (5,202)
                                                             =========                 =========                  =========

LOSS PER SHARE:                                                  US $                     Lire                       Lire

Basic .........................................              $   (0.37)           Lit.      (667)            Lit.    (1,563)
                                                             =========                 =========                  =========

Diluted .......................................              $   (0.37)           Lit.      (667)            Lit.    (1,563)
                                                             =========                 =========                  =========

Weighted average number of common shares outstanding during the period

Basic .........................................          No. 5,625,165             No. 5,625,165              No. 3,328,047
                                                             =========                 =========                  =========

Diluted .......................................          No. 5,632,658             No. 5,632,658              No. 3,328,047
                                                             =========                 =========                  =========

                   See Notes to Condensed Financial Statements

Moto Guzzi Corporation
(formerly North Atlantic Acquisition Corp.)
Condensed Unaudited Consolidated Statements of Operations
Nine Months ended September 30, 1999 and 1998

                                                       Sept. 30          Sept. 30            Sept. 30
                                                         1999              1999                1998
                                                       US $'000           Lire m.             Lire m.
Net sales ......................................      $  34,592    Lit.    62,923       Lit.    67,622

Cost of sales ..................................        (31,619)          (57,517)             (55,691)
                                                      ---------         ---------            ---------
                                                          2,973             5,406               11,931

Selling, general and administrative expenses ...         (7,655)          (13,923)             (11,906)
Reorganization expense .........................             --                --               (1,852)
Research and development .......................         (1,167)           (2,123)              (3,078)
                                                      ---------         ---------            ---------
Operating loss .................................         (5,849)          (10,640)              (4,905)

Interest expense ...............................         (1,908)           (3,471)              (3,286)
Other income, net ..............................             68               124                  199
                                                      ---------         ---------            ---------
Loss before income taxes .......................         (7,689)          (13,987)              (7,992)

Income taxes ...................................            (91)             (165)                (616)
                                                      ---------         ---------            ---------
Net loss .......................................      $  (7,780)   Lit.   (14,152)      Lit.    (8,608)
                                                      =========         =========            =========

LOSS PER SHARE:                                          US $              Lire                 Lire

Basic ..........................................      $   (1.54)   Lit.    (2,810)      Lit.    (2,587)
                                                      =========         =========            =========

Diluted ........................................      $   (1.54)   Lit.    (2,810)      Lit.    (2,587)
                                                      =========         =========            =========

Weighted average number of common shares outstanding during the period

Basic ..........................................  No. 5,037,077     No. 5,037,077        No. 3,328,047
                                                      =========         =========            =========

Diluted ........................................  No. 5,145,826     No. 5,145,826        No. 3,328,047
                                                      =========         =========            =========

                   See Notes to Condensed Financial Statements

Moto Guzzi Corporation
(formerly North Atlantic Acquisition Corp.)
Statements of Stockholders' Equity and Comprehensive Income/(Loss)

                                                                                            Advances    Additional
                                             Common Stock       Class A Preferred Stock     for share     paid-in    Translation
           Lire million                Shares           Amount     Shares     Amount      subscription    capital     adjustment
           ------------                ------           ------     ------     ------      ------------    -------     ----------
At January 1, 1997.................  3,035,797      Lit.m   51         --         --             --         8,086          23

Net loss...........................                         --         --         --             --            --          --
Translation adjustment.............                         --         --         --             --            --         202
Issuance of shares.................    292,250               8         --         --             --         2,925          --
                                     ---------            ----      -----      -----         ------       -------        ----
At December 31, 1997...............  3,328,047      Lit.m   59         --         --             --        11,011         225
                                                                                                 --
Net loss...........................                         --         --         --             --            --          --
Translation adjustment.............                         --         --         --             --            --         (68)
                                     ---------            ----      -----      -----         ------       -------        ----
At December 31, 1998...............  3,328,047      Lit.m   59         --         --             --        11,011         157

Net loss...........................                         --         --         --             --            --          --
Translation adjustment.............                         --         --         --             --            --         (38)
Parent company debt exchange.......    871,953              16         --         --             --        13,346
Issuance of shares in merger.......  1,296,000              23         94         --             --        14,563          --
Conversion of preferred stock......     94,000              --        (94)        --             --            --          --
Issuance of shares for renewal of
 Parent Company finance lines......    100,000               2         --         --             --         1,220          --
Less: Relating to future periods...                         --         --         --             --          (611)         --
Advances for share subscription....                         --         --         --          2,274            --          --
                                     ---------            ----      -----      -----         ------       -------        ----
At September 30, 1999..............  5,690,000      Lit.m  100         --         --          2,274        39,529         119
                                                          ====      =====      =====         ======       =======        ====
At September 30, 1999..............                 $'000   55                    --          1,250        21,731          65
                                                          ====                 =====         ======       =======        ====

                                                      SHAREHOLDERS' Comprehensive
                                       Accumulated     (DEFICIT)/      Income/
           Lire million                  deficit         EQUITY         (Loss)
           ------------                  -------         ------         ------
At January 1, 1997.................       (1,463)          6,697

Net loss...........................      (10,569)        (10,569)       (10,569)
Translation adjustment.............           --             202            202
Issuance of shares.................           --           2,933
                                        --------       ---------      ---------
At December 31, 1997...............      (12,032)           (737)       (10,367)

Net loss...........................      (20,299)        (20,299)       (20,299)
Translation adjustment.............           --             (68)           (68)
                                        --------       ---------      ---------
At December 31, 1998...............      (32,331)        (21,104)       (20,367)

Net loss...........................      (14,152)        (14,152)       (14,152)
Translation adjustment.............           --             (38)           (38)
Parent company debt exchange.......                       13,362             --
Issuance of shares in merger.......           --          14,586             --
Conversion of preferred stock......           --              --             --
Issuance of shares for renewal of
 Parent Company finance lines......           --           1,222             --
Less: Relating to future periods...           --            (611)            --
Advances for share subscription....           --              --             --
                                        --------       ---------      ---------
At September 30, 1999..............      (46,483)         (4,461)       (14,190)
                                        ========       =========      =========
At September 30, 1999..............      (25,553)         (2,452)        (7,801)
                                        ========       =========      =========


                   See Notes to Condensed Financial Statements

Moto Guzzi Corporation
(formerly North Atlantic Acquisition Corp.)
Condensed Unaudited Consolidated Statements of Cash Flows

                                                       Sept. 30      Sept. 30        Sept. 30
                                                         1999          1999            1998
                                                        US$'000       Lit.m.          Lit.m.
Net loss .......................................       $(7,780)  Lit. (14,152)  Lit.  (8,608)

Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation and amortization ................         1,712          3,115          2,950
  Gain on sales of operating assets ............            21             38             --
  Termination indemnities, net .................           212            385           (104)
  Finance expense paid by issuance of shares ...           336            611             --
  Reserves for inventory and tooling ...........            --             --          1,957
  Other operating activities ...................          (167)          (303)           467
Changes in operating assets and liabilities:
  Trade and other receivables ..................          (420)          (764)        (3,957)
  Related party receivables ....................        (1,095)        (1,992)          (156)
  Inventories ..................................          (518)          (943)        (6,281)
  Prepaid expenses .............................          (104)          (190)        (1,050)
  Accounts payable and accrued expenses ........         1,460          2,655          3,661
  Related party payables .......................          (645)        (1,174)           683
                                                       -------        -------        -------
Net cash used by operating activities ..........        (6,988)       (12,714)       (10,438)
                                                       -------        -------        -------
Investing activities:
  Proceeds from disposal of operating assets ...            50             91             --
  Purchases of property, plant and equipment ...        (1,295)        (2,356)        (5,647)
                                                       -------        -------        -------
Net cash used in investing activities ..........        (1,245)        (2,265)        (5,647)
                                                       -------        -------        -------
Financing activities:
  (Decrease)/Increase in advances from banks ...          (634)        (1,153)         1,995
  Cash from merger with North Atlantic (Note) ..         8,799         16,006             --
  Advances for share subscription ..............         1,250          2,274             --
  Proceeds of long-term debt ...................           191            348         10,000
  Principal payments of long-term debt .........          (566)        (1,029)          (981)
                                                       -------        -------        -------
Net cash provided by financing activities ......         9,040         16,446         11,014
                                                       -------        -------        -------
Increase/(decrease) in cash ....................           807          1,467         (5,071)

Exchange movement on opening cash ..............            11             20            (84)

Cash, beginning of period ......................           119            217          6,352
                                                       -------        -------        -------
Cash, end of period ............................       $   937   Lit.   1,704   Lit.   1,197
                                                       =======        =======        =======

Note: The Company also acquired payables and other accruals for Lit. 1,420 million, principally relating to merger expenses, on the merger with North Atlantic Acquisition Corp. As part of the merger, Lit. 13,362 million of debt due to the parent company was exchanged for 871,953 shares of the Company and the Company also issued 30,000 shares with an estimated fair value of Lit. 591 million (US$ 330,000) in settlement of certain merger expenses.

Moto Guzzi Corporation
(formerly North Atlantic Acquisition Corp.)
Notes to Unaudited Condensed Financial Statements

1.    Basis of Presentation.

      The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The merger with Moto Guzzi Corp., described below, on March 5, 1999 has been treated as a reverse acquisition of the Company. The reported balance sheets, results of operations, statements of shareholders' equity and cash flows prior to the date of the merger are those of Moto Guzzi Corp., with the components of shareholders' equity restated retrospectively to reflect the Company's shares issued in the merger. As the Company had no operating activities prior to merger, the merger is not considered as a business combination as defined by APB16 and no pro forma information is shown. Following the merger, the Company has adopted the December 31 financial reporting year of Moto Guzzi Corp. and financial statements are prepared using the accounting principles of Moto Guzzi Corp.

      For a summary of the Registrant's accounting principles, and other footnote information, reference is made to the Proxy and Prospectus on Form S-4, dated February 4, 1999. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All of such adjustments are of a normal and recurring nature. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

      The primary financial statements are shown in Italian lire because all of the Company's material operating entities are based and operate in Italy. Translation of lire amounts into U.S. Dollar amounts is included solely for the convenience of the readers of the financial statements and has been made at the rate of Lire 1,819 to U.S. $1, the approximate exchange rate at September 30, 1999. It should not be construed that the assets and liabilities, expressed in U.S. dollar equivalents, can actually be realized in or extinguished by U.S. dollars at that or any other rate.

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

3.    Liquidity

      Moto Guzzi has suffered recurring losses from operations and negative cash flows during the last three years. The Merger in March 1999 raised approximately $8 million which, however, is not sufficient to fund its operations and cash flow needs through 1999. The Company has experienced seasonal cash flow shortages in September through the end of October and has accumulated arrearages to suppliers of approximately Lit. 7,000 million in this period. This amount is in addition to approximately Lit. 5,000 million of supplier payments for which the company habitually has enjoyed extended credit terms beyond payment duedates, but for which no formal arrangements for such extended credit terms exist. Moto Guzzi is also not in compliance with certain covenants related to a Lit. 10,000 million credit facility which facility has been classified as a current liability in the consolidated balance sheet. The Company is in negotiations with the lender to define revised terms of this loan. There can be no assurance that such negotiations will conclude on terms satisfactory to the Company.

      Excluding any requirement to repay this Lit. 10,000 million loan facility on demand, management estimates that Moto Guzzi's financing requirements through the end of the first quarter of 2000, if it is to continue to make minimum necessary investments, will be approximately Lit 12,000 million, a substantial part of which is required immediately to prevent component delivery shortages which may result from the supplier arrearages described above. If no financing is received before year end, the shortage of liquidity could have the effect of curtailing operations to such point that the Company would no longer be able to operate as a going concern.

      As described below in Note 5, in August, 1999, certain directors and their affiliates advanced $1.25 million (approximately Lit. 2.3 billion) in August 1999. Moto Guzzi is actively discussing equity and debt

Moto Guzzi Corporation
(formerly North Atlantic Acquisition Corp.)
Notes to Unaudited Condensed Financial Statements

3.    Liquidity (continued)

      financing options with a number of parties, including possible business combinations with larger entities which could result in a change in control of the Company. There can be no assurance that any transaction will occur or that the Company will be able to raise finance on satisfactory terms, or at all. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

4.    Stock Options

      On July 23, 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan") and the 1998 Plan for Outside Directors. Both Option Plans were subject to stockholder approval and consummation of the Merger which duly occurred in March 1999.

      The 1998 Plan provides for the grant of options to purchase up to an aggregate of 1,250,000 shares of the Company's common stock to be made to employees, officers, directors and consultants of the Company and its subsidiaries after the Merger. The 1998 Plan provides both for incentive stock options ("Incentive Options"), and for options not qualifying as Incentive Options ("Non Qualified Options"). The Company's Board or the Committee will determine the exercise price for each share of the Company's common stock purchasable under an Incentive or Non Qualified Option (collectively "Options"). The exercise price of a Non Qualified Option may be less than 100% of the fair market value on the last trading day before the date of the grant. The exercise price of an Incentive Option may not be less than 100% of the fair market value on the last trading day before the date of grant (or, in the case of an Incentive Option granted to a person possessing at the time of grant more than 10% of the total combined voting power of all classes of stock of the Company, not less than 110% of such fair market value). Options may only be granted within a ten-year period commencing on July 23, 1998 and Incentive Options may only be exercised within ten years of the date of the grant (or within five years in the case of an Incentive Option granted to a person who, at the time of the grant, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or of its parent or any subsidiary). Options to purchase an aggregate of 255,000 shares of Common Stock at an exercise price of $10.625 were issued to certain directors of the Company at the closing of the Merger. Options to purchase an aggregate of 625,000 shares at an exercise price of $9.50 were approved by the Board of Directors on March 8, 1999 for grant to operational management employees, though none of these options have yet been granted.

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

Moto Guzzi Corporation
(formerly North Atlantic Acquisition Corp.)
Notes to Unaudited Condensed Financial Statements

5.    Potential Issue of Preferred Stock

      To meet immediate financing needs in early August 1999, the Board of Directors of the Company approved the issuance of units consisting of preferred stock and fractional common stock warrants intended to raise up to $5 million. As approved, each share of the preferred stock would have a par value of $.01, a liquidation preference of $8.25, and would be convertible into Common Stock on a share for share basis, subject to protection against dilutive events.

      In early August 1999, certain directors and their affiliates pledged $ 1.7 million and paid to the Company an aggregate of $ 1.25 million (approximately Lit. 2.3 billion) in anticipation of subscribing to definitive offering documentation. There can be no assurance that an offering will in fact be made on the terms described above or at all, or that, if made, will be fully subscribed for.

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

      The fair value of the 100,000 shares of Common Stock to be issued to O.A.M., based on market value at July 30, 1999 of $6.75 per share, is $675,000, or Lit. 1,222 million at the then prevailing exchange rate. The Company has accounted for these shares as finance expense and has recorded Lit. 611 million as interest expense through September 30, 1999. The balance of Lit. 611 million reflecting finance charges for future periods is shown as a deduction against additional paid in capital as at September 30, 1999.

Moto Guzzi Corporation
(formerly North Atlantic Acquisition Corp.)
Management's Discussion and Analysis of
Financial Condition and Results of Operations

General

      Background

Until completion of its merger with Moto Guzzi Corp., Moto Guzzi Corporation, formerly North Atlantic Acquisition Corp. ("North Atlantic") was a "blank check" or "blind pool" company which was formed on August 9, 1995 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination (a "Business Combination") with an operating business (a "Target Business"). The business objective of the Company was to effect a Business Combination with a Target Business which the Company believed has significant growth potential. As discussed in more detail in Note 2 to the unaudited financial statements as at September 30, 1999, the Company merged with Moto Guzzi Corp. on March 5, 1999.

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

On July 27, Moto Guzzi S.p.A. concluded labor negotiations resulting in a temporary employee downsizing program commencing September 1999. The program will last two years while the Company restructures production processes, overhauls its plant, grows production volumes and improves productivity. These enhancements will enable the Company to return to current employment levels with significantly increased productivity and volumes.

Results of Operations for the 3 Months Ended
September 30, 1999 compared to September 30, 1998

                                               3 Months               3 Months
                                               Sept. 30               Sept. 30
                                                 1999                   1998
                                                 Lit.m                 Lit.m
Net sales                                       21,545     100.0%      19,633    100.0%
Cost of sales                                  (19,071)    (88.5%)    (16,936)   (86.3%)
                                               -------                -------
                                                 2,474      11.5%       2,697     13.7%
Selling, general and administrative expenses    (4,469)    (20.7%)     (4,045)   (20.6%)
Reorganization expense                              --        --       (1,852)    (9.4%)
Research & development                            (572)     (2.7%)       (852)    (4.3%)
                                               -------                -------
Operating (loss)/profit                         (2,567)    (11.9%)     (4,052)   (20.6%)

Interest expense                                (1,186)     (5.5%)     (1,080)    (5.5%)
Other income, net                                   99       0.5%          65      0.3%
                                               -------                -------
Loss before income taxes                        (3,654)    (16.9%)     (5,067)   (25.8%)

Income tax expense                                 (99)     (0.5%)       (135)    (0.7%)
                                               -------                -------
Net loss                                        (3,753)    (17.4%)     (5,202)   (26.5%)
                                               =======                =======

Net sales increased by Lit.1.9 billion or 9.7% from Lit. 19.6 billion to Lit.
21.5 billion while sales units increased 13.5% from 1,302 in 1998 to 1,608 in 1999. The average unit sales price fell in 1999 compared to 1998 as a result of a change in the sales mix. In 1999, the Company's Jackal and Nevada models represented a significant component of third quarter 1999 sales, along with the V-11 Sport, which shipped from September. The Jackal is a stripped down cruiser motorcycle with a lower price point and the Nevada is Moto Guzzi's 750cc "entry level" model. In 1998, the Company sold a larger number of its more expensive Centauro and fully-equipped California models.

Gross margins decreased from Lit. 2.7 billion or 13.7% in the second quarter of 1998 to Lit. 2.5 billion or 11.5% in the third quarter of 1999. The decrease is principally due to the sales mix; the Jackal and Nevada models generate lower margins than the Centauro and California models which were large components in the 1998 product mix.

Moto Guzzi Corporation
(formerly North Atlantic Acquisition Corp.)
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Selling, general and administrative expenses increased by 10.4% to Lit. 4.5 billion in 1999 compared to Lit. 4.0 billion in 1998. The principal factor for the increase was expenses at Moto America which increased by Lit. 316 million or 63% reflecting a new management team installed in April 1999 and expenses related to building and motivating the sales network.

In 1998, the Company recorded reorganization expenses of Lit. 1,852 million in the third quarter to reflect charges related to an aborted move to a new plant and for changes in the product plan made pursuant to the termination of this move.

Interest expense increased by Lit. 0.1 billion to Lit. 1.2 billion in 1999 compared to 1998. This reflects the effects of lower interest rates in 1999 offset by a Lit. 0.3 billion interest charge on parent company financing as described in Note 5 to the interim financial statements.

As a result of the above factors, net loss in the quarter ended September 30, 1999 decreased to Lit. 3.8 billion compared to Lit. 5.2 billion in the comparable 1998 quarter.

Results of Operations for the 9 Months Ended
September 30, 1999 compared to September 30, 1998

                                               9 Months               9 Months
                                               Sept. 30               Sept. 30
                                                 1999                   1998
                                                 Lit.m                  Lit.m
Net sales                                       62,923       100.0%     67,622       100.0%

Cost of sales                                  (57,517)      (91.4%)   (55,691)      (82.4%)
                                               -------                  ------
                                                 5,406         8.6%     11,931        17.6%

Selling, general and administrative expenses   (13,923)      (22.1%)   (11,906)      (17.5%)
Reorganization expense                              --                  (1,852)       (2.7%)
Research & development                          (2,123)       (3.4%)    (3,078)       (4.6%)
                                               -------                  ------
Operating (loss)/profit                        (10,640)      (16.9%)    (4,905)       (7.3%)

Interest expense                                (3,471)       (5.5%)    (3,286)       (4.9%)
Other income, net                                  124         0.2%        199         0.3%
                                               -------                  ------
Loss before income taxes                       (13,987)      (22.2%)    (7,992)      (11.8%)

Income tax expense                                (165)       (0.3%)      (616)       (0.9%)
                                               -------                  ------
Net loss                                       (14,152)      (22.5%)    (8,608)      (12.7%)
                                               =======                  ======

Net sales for the nine month period ending September 30, 1999 decreased by Lit.
4.7 billion or 6.9% from Lit. 67.6 billion in the corresponding 1998 period to Lit. 62.9 billion due to changes in the sales mix, as described above and recognition in the first half of 1998 of Lit. 3.8 billion of net sales resulting from an unusual public administration order. Sales and production through April 1999 were also significantly affected by a disruption in the supply of components due to liquidity

Moto Guzzi Corporation
(formerly North Atlantic Acquisition Corp.)
Management's Discussion and Analysis of
Financial Condition and Results of Operations

difficulties. Sales units increased 0.8% from 4,611 units in 1998 to 4,649 units in 1999. Excluding the exceptional 1998 public administration order, sales units would have increased 8.1% in 1999 compared to 1998 and the decrease in net sales would have been 1.3%.

Gross margins decreased from Lit.11.9 billion or 17.6% in the first nine months of 1998 to Lit. 5.4 billion or 8.6% in the first nine months of 1999. The decrease is principally due to the altered product mix, the exceptional public administration order in the first quarter of 1998 and the significantly decreased production levels in the first part of 1999 resulting from the disruption in the supply of components. The consequence of lower production levels through April 1999 is that fixed production costs were absorbed over lower production volumes, reducing gross margin.

Selling, general and administrative expenses increased by 16.9% to Lit. 13.9 billion in 1999 compared to Lit. 11.9 billion in 1998. Expenses at Moto America increased by Lit. 0.7 billion or 45.6% due to the installation of the new management team in the second quarter and expenses related to a more aggressive approach in advertising products and motivating sales. Italy and corporate costs increased Lit 1.2 billion or 12.4% reflecting expenses in connection with the launch of the California Jackal and costs connected with being a public company.

As described above, the Company recorded reorganization expense of Lit.1,852 million in 1998 which charge does not appear in 1999.

Interest expense increased from Lit. 3.3 billion to Lit. 3.5 billion as a result of the effects of lower interest rates being offset by a Lit. 0.6 billion charge on parent company debt, as described above and Note 5 to the Interim Financial Statements.

As a result of the above factors, net loss for the nine month period ended September 30, 1999 increased to Lit. 14.2 billion compared to Lit. 8.6 billion in the comparable period in 1998.

Moto Guzzi Corporation
(formerly North Atlantic Acquisition Corp.)
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Financial Resources

      Operations

Cash outflows from operations in the 9 months ended September 30, 1999 were Lit.
12.7 billion compared to Lit. 10.4 billion in the corresponding 1998 period. In addition to losses from operations, significant working capital movements contributed to outflows. Receivables increased Lit. 2.8 billion (1998 - Lit. 4.1 billion) due to seasonal factors. Inventories increased Lit. 0.9 billion (1998 increase Lit. 6.3 billion) principally due to increases in components and work-in-progress in Italy more than offsetting reduction of finished goods inventory in the U.S. and France. Trade and other payables increased Lit. 2.7 billion (compared to a 1998 increase of Lit. 3.7 billion) principally reflecting delays of payments to suppliers at the end of August and in September 1999 due to seasonal factors, as discussed elsewhere.

      Investment activities

Capital expenditures principally related to tooling for the California Jackal model, introduced in April 1999, the V-11 Sport model, which will be introduced in September 1999 and routine capital maintenance expenditure.

      Financing Activities

Cash from the March 1999 merger of Lit. 16 billion reflects the approximately $8.9 million of cash in the Company at closing. Approximately Lit. 1.4 billion of liabilities and accruals, principally for merger expenses were also acquired, most of which were paid shortly after closing, so that net cash acquired was approximately Lit. 14.6 billion. In August 1999, certain directors and their affiliates advanced $ 1.25 million (Lit. 2.3 billion) for subscription to a potential preferred stock issue - See Note 5 to Interim financial statements.

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

The Company has experienced seasonal cash flow shortages in September through the end of October and has accumulated arrearages to suppliers of approximately Lit. 7,000 million in this period. This amount is in addition to approximately Lit. 5,000 million of supplier payments for which the company habitually has enjoyed extended credit terms beyond due payment dates, but for which no formal arrangements for such extended credit terms exist.

Excluding any requirement to repay this Lit. 10,000 million loan facility on demand, management estimates that Moto Guzzi's financing requirements through the end of the first quarter of 2000, if it is to continue to make minimum necessary investments, will be approximately Lit 12,000 million, a substantial part of which is required immediately to prevent component delivery shortages which may result from the supplier arrearages described above. If no financing is received before year end, the shortage of liquidity could have the effect of curtailing operations to such point that the Company would no longer be able to operate as a going concern.

As described in Note 5 to the unaudited financial statements, in August, 1999, certain directors and their affiliates advanced $1.25 million (approximately Lit. 2.3 billion) in August 1999. Moto Guzzi is actively discussing equity and debt financing options with a number of parties, including possible business combinations with larger entities which could result in a change in control of the Company. There can be no assurance that any transaction will occur or that the Company will be able to raise finance on satisfactory terms, or at all. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Accounting

The Company's operations do not have unique or custom-tailored requirements for their accounting systems. Nonetheless, their accounting systems were not Year 2000 compliant. In connection partly with routine system upgrade and maintenance, and partly accelerated upgrade related to the Year 2000 problem, all of Moto Guzzi's accounting systems were upgraded during the summer of 1999 to Year 2000 compliant status.

Moto Guzzi Corporation
(formerly North Atlantic Acquisition Corp.)
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Production Equipment

Moto Guzzi believes it has identified all of the items of production machinery and related equipment which are critical to uninterrupted operations, and, in December, 1998 began to conduct a comprehensive inventory of all such items which incorporate electronic devices, or which process dates in their ordinary operation, to determine whether such operations will be affected by the Year 2000 problem. Moto Guzzi has completed its analysis of production machinery, has operated approximately 90% of these machines requiring intervention and expects to complete all remaining upgrades by year end.

Customer or Supplier Compliance

The Company does not engage in material electronic data interchange with any of its customers or component suppliers. An electronic interface is maintained with one of Moto Guzzi's financial institutions. The Company's motorcycle dealers are not believed to be heavily dependent upon computer systems other than in connection with their accounting systems.

Moto Guzzi has not yet completed polling its suppliers and customers to determine their own state of Year 2000 compliance, which process is being completed in November 1999. On completion, the Company will evaluate the level of exposure Moto Guzzi faces should it be determined that Year 2000 compliance has not been achieved, and does not seem to be timely capable of achievement.

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

Date: November 22, 1999             Moto Guzzi Corporation


                                    By    Mark S. Hauser
                                          -----------------------
                                          Mark S. Hauser
                                          Executive Chairman


                                    By    Nick Speyer
                                          -----------------------
                                          Nick Speyer
                                          Chief Financial Officer