Form 10-K
period 1999-12-31
MOTO GUZZI CORP /DE/
filed 2000-04-27
CIK 1004650

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X|   Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
      1934

                   For the fiscal year ended December 31, 1999

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

                        Commission File Number: 000-22813

                             MOTO GUZZI CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                    13-3853272
   (State or other jurisdiction of              (I.R.S. Employer Identification
    incorporation or organization)                            No.)

                                 445 Park Avenue
                               New York, NY 10022
               (Address of principal executive offices) (Zip code)

                                 (212) 644-4441
               (Registrant's telephone number including area code)

             Securities registered pursuant to Section 12(b) of the
                                      Act:

                      Class A Common Stock, $.01 par value

                                Class A Warrants

                                Nominal Warrants

      Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Part III of this report incorporates information by reference from the Registrant's Form 10-K/A to be filed by the Registrant on or before May 1, 2000.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. _____

As of April 25, 2000, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $8,112,500.

As of April 25, 1999, there were 5,589,092 shares of the Registrant's Class A Common Stock outstanding.

                             MOTO GUZZI CORPORATION

                                TABLE OF CONTENTS

PART I                                                                                                       1

ITEM 1.   BUSINESS                                                                                           1

ITEM 2.   PROPERTIES                                                                                        16

ITEM 3.   LEGAL PROCEEDINGS                                                                                 17

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                               17

PART II                                                                                                     17

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                             17

ITEM 6.   SELECTED FINANCIAL DATA                                                                           19

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS             20

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                       29

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE              63

PART III                                                                                                    63

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                                63

ITEM 11.  EXECUTIVE COMPENSATION                                                                            63

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                    63

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                    63

PART IV                                                                                                     63

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                                   63

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because they include words such as the Company "believes," "anticipates," "expects" or "estimates" or words of similar meaning. Similarly, statements that describe the Company's future plans, objectives, targets or goals are also forward-looking statements. By their nature, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report. Risks and uncertainties which could make actual results to differ from those anticipated in this Report include the need for additional financing to continue operations and achieve sales growth goals, the acceptance of the products and services of the Company in an intensely competitive marketplace, the ability of the Company to timely deliver current and new products of acceptable quality, relationships with foreign and domestic suppliers and distributors, the impact of changes in world currency rates compared to lire and the effects of the introduction of the Euro, domestic labor relations, and the execution and delivery of the Share Purchase Agreement (as defined below). The forward-looking statements included herein are only made as of the date of this report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 1. BUSINESS

HISTORY OF THE COMPANY

Subsequent Events

Issuance of Series B Preferred Stock

On February 25, 2000, the Moto Guzzi Corporation (the "Company") issued 123,500 shares of a new Series B Preferred Stock to Fineco Sim S.p.A., an Italian institutional investor ("Fineco"), and affiliates of Fineco, Trident Rowan Group, Inc. ("TRG"), OAM, S.p.A., the majority stockholder of the Company ("OAM"), and Barry Fingerhut and William Spier, Directors of the Company, for $100 per share (an aggregate price of $12,350,000). Fineco and its affiliates purchased 60,000 shares and TRG purchased 35,000 shares, for cash. Messrs. Fingerhut and Spier received a total of 12,500 shares in satisfaction of advances they had made to the Company in August 1999 and 16,000 shares were issued to OAM in satisfaction of outstanding loans due to it.

The holders of the Series B Preferred Stock are entitled to receive dividends at the rate of $7 per share per year before any dividends may be paid with regard to the Class A Common Stock, and to receive distribution of $100 per share in liquidation of the Company before any liquidation distributions are made with regard to the Class A Common Stock. The Company is required to redeem the Series B Preferred Stock for $100 per share plus accrued dividends on December 28, 2001. Holders of Series B Preferred Stock do not have voting rights, except that they must approve issuance of securities which would affect the Series B Preferred Stock and the incurrence of debt, other than refinancing of existing debt or lines of credit used by the Company to finance its day-to-day operations.

Each share of Series B Preferred Stock is convertible into Class A Common Stock at a conversion price of $5.00, based upon the liquidation preference of the Series B Preferred Stock ($100, plus accrued dividends, per share), meaning each share of Series B Preferred Stock is convertible into approximately 20 shares of Class A Common Stock.

Under some circumstances (referred to as "Events of Default"), the dividend on the Series B Preferred Stock will increase to $10 per share per year, the conversion price of the Series B Preferred Stock will be reduced to $2 per share of Class A Common Stock, the holders of the Series B Preferred Stock will be entitled to elect a majority of the Company's directors, and the Company will be required to redeem the Series B Preferred Stock for its liquidation preference ($100 per share, plus accrued dividends). These Events of Default include the Company or any Subsidiary being in default on obligations totalling $250,000, and a change of control of the Company (defined to include stockholder approval of a sale of all or substantially all of the Company's assets). At the time of the issuance of the Series B Preferred Stock the Company was in arrears with regard to trade debt totaling more than $250,000. Holders of 48.6% of the outstanding Series B Preferred Stock waived any right to treat that as an Event of Default and similar waivers are being sought from the holders of the remainder of the Series B Preferred Stock. The Company is not in compliance with certain provisions of its credit agreement with Centrobanca S.p.A. If Centrobanca S.p.A. declared a default under that credit agreement, that would constitute an Event of Default with regard to the Series B Preferred Stock.

As described below, on April 14, 2000, the Company agreed, subject to approval by its stockholders, to sell its four operating subsidiaries to Aprilia S.p.A. ("Aprilia"). That transaction will constitute a sale of substantially all the Company's assets and, therefore, stockholder approval of that transaction probably will constitute an Event of Default with regard to the Series B Preferred Stock.

Execution and Delivery of Share Purchase Agreement

On April 14, 2000, the Company entered into a Preliminary Share Sale and Purchase Agreement (the "Share Purchase Agreement") with Aprilia providing for the sale of the Company's four operating subsidiaries: (i) Moto Guzzi S.p.A.,
(ii) MGI Motorcycle GmbH, (iii) Moto Guzzi North America Inc., and (iv) Moto Guzzi France S.a.r.l. (the "Subsidiaries") for Lit. 85.5 billion (approximately $41.85 million) plus or minus the amount by which the Subsidiaries' net worth at April 30, 2000 is more or less than its net worth at December 31, 1999 (which was a negative net worth of Lit. 13.993 billion (approximately $6.85 million)). In addition, Aprilia will satisfy debts of the Subsidiaries to the Company and OAM totaling an estimated Lit. 19 billion (approximately $9.3 million) and will cause OAM to be released from a Lit. 4 billion (approximately $1.95 million) guarantee of obligations of the Subsidiaries.

Under the Share Purchase Agreement, Aprilia will oversee the Subsidiaries' operations beginning May 1, 2000. To carry that out, Aprilia designees will be added to the Subsidiaries' board of directors. Aprilia will lend the Subsidiaries any funds they need to operate between May 1, 2000 and completion of the sale of the Subsidiaries. If the sale of the Subsidiaries does not take place, the loans will be repayable when the Share Purchase Agreement terminates. The obligation to repay the loans will be secured by up to 25% of the shares of the Subsidiaries.

The sale of the Subsidiaries is subject to approval by the Company's stockholders, as well as stockholders' approval of a change of the Company's corporate name to eliminate the words "Moto Guzzi." If the approvals are not obtained by August 31, 2000 Aprilia may terminate the Share Purchase Agreement. OAM, which owns approximately 61% of the Company's Class A Common Stock, and approximately 13% of the Company's Series B Preferred Stock, has agreed to vote all of its stock of the Company in favor of the sale of the Subsidiaries. Assuming that no additional shares of Class A Common Stock are issued by the Company prior to the record date for the voting on the transaction (on conversion of the Series B Preferred Stock or otherwise), the affirmative vote of OAM will be sufficient to ensure stockholder approval of the sale of the Subsidiaries.

In the Share Purchase Agreement, the Company has also agreed to indemnify Aprilia against costs or liabilities resulting from any stockholder litigation instituted in the United States (other than by OAM) with regard to the transaction.

History of the Company

The Company was originally incorporated in Delaware on August 9, 1995 under the name of North Atlantic Acquisition Corporation ("NAAC") to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with an operating business. On August 27, 1997 the Company consummated an initial public offering consisting of 800,000 Units and 150,000 shares of Class B Common Stock, with each Unit consisting of one share of Class A Common Stock and one warrant to purchase shares of Class A Common Stock, which resulted in net proceeds to the Company of approximately $8,000,000.

Merger with Moto Guzzi Corp. ("Guzzi Corp.")

On August 18, 1998, the Company and TRG entered into a definitive agreement and plan of merger and reorganization, as amended (the "Merger Agreement"), pursuant to which Guzzi Corp. merged with and into the Company, with the Company as the surviving corporation (the "Merger"). Prior to the Merger, TRG and its majority-owned subsidiary, OAM, together owned all the outstanding common stock of Guzzi Corp.

The Merger was approved on March 4, 1999 and consummated on March 5, 1999. On March 4, 1999 the Company's Class B shareholders also eliminated authorization of Class B Common Stock and approved the conversion of each share of the Company's Class B Common Stock into two shares of Class A Common Stock and two warrants to purchase shares of Class A Common Stock (the "Class A Warrants"). In accordance with the Merger Agreement, the Company changed its name to Moto Guzzi Corporation, changed its Class A Common Stock ticker symbol to "GUZI" and changed its fiscal year end to December 31.

The Merger was treated for accounting purposes as a reverse acquisition by Guzzi Corp. The shareholders of Guzzi Corp. received an aggregate of 4,199,092 shares of Class A Common Stock or approximately 76.4% of the post-Merger shares of the Company, excluding any shares of the Company's formerly designated Class A Common Stock issuable upon exercise of any options or warrants, and Guzzi Corp., therefore, is the accounting acquiror.

The cost of the acquisition was based on the fair value of Guzzi Corp.'s assets and liabilities as of the date of the Merger of Lit. 14,586 million (approximately $8,153,000 at the then prevailing exchange rate), represented by Lit. 16,006 million in cash ($8,947,000) less Lit. 1,420 million ($794,000) of payables and accrued expenses, principally in respect of merger expenses. Additionally, an aggregate of 30,000 shares of Class A Common Stock with a fair value of Lit. 591 million ($330,000) were issued to Graubard, Mollen & Miller and 350,000 Class A Warrants with an exercise price of $10.00 were issued to the Company's investment bankers.

The closing of the Merger provided needed liquidity to Guzzi Corp. A lack of liquidity had led to component supply shortages in the last quarter of 1998 and the first two months of 1999.

Production and sales were stabilized by May 1999 as proceeds from the Merger were applied to pay supplier arrears. The financing from the Merger was not, however, sufficient to finance needed investments or seasonal working capital shortages in the last four months of 1999 and the Company again experienced component supply difficulties at the end of 1999 and particularly in the first months of

2000 before further financing was obtained in February. See "Issuance of Series B Preferred Stock," above and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

History of Guzzi Corp. and Moto Guzzi S.p.A.

Guzzi Corp. was a Delaware corporation formed in 1996 to acquire Moto Guzzi S.p.A. and Moto Guzzi North America, Inc., a North Carolina corporation, the exclusive U.S. importer and distributor of "Moto Guzzi" (Registered) brand motorcycles and spare parts. Until the Merger, Guzzi Corp. was a majority-owned subsidiary of OAM, a subsidiary of TRG.

Established in 1921, Moto Guzzi S.p.A. is one of the oldest motorcycle brands in the world. Between 1921 and 1996, Moto Guzzi S.p.A. operated as an independent privately owned entity. In 1972, Moto Guzzi S.p.A., was acquired by De Tomaso Industries, Inc., the predecessor of TRG. Because management attention was principally focused on De Tomaso's other operating units, especially its Maserati automobile subsidiary, limited investment was made in Moto Guzzi's product design and development activities and its manufacturing operations. Sales declined from a high of 46,487 units in 1971 to 3,274 units in 1993.

Prior to the Merger with the Company in March, 1999, Moto Guzzi experienced continuous losses for twelve years, including a loss of Lit. 20, 299 million for the fiscal year ended December 31, 1998, and had not generated cash from operations for over three years.

Since 1994, Moto Guzzi has made investments in reinforcing management and in logistical and production control systems and has increased outsourcing of components to qualified suppliers. It also introduced two new models, the "Centauro" and "Quota," and updated versions of its "California" and "Nevada" models which have been well received by customers. Moto Guzzi North America, Inc., was acquired by TRG in January of 1996 and was transferred to Guzzi Corp. in October 1996. In February 1997, Moto Guzzi France, S.a.r.l., a new wholly-owned importer-distributor was established in France to strengthen distribution in important markets. Also, in January 1997, distribution in Germany was transferred to a new 25% owned affiliate, MGI Motorcycle GmbH. In March 2000, the Company acquired the remaining 75% of MGI Motorcycle GmbH.

From 1994 to 1997 Moto Guzzi increased unit sales from approximately 4,300 to approximately 5,600. In the fiscal years ended December 31, 1998, and December 31, 1999, unit sales amounted to 5,647 units, and 6,275 units, respectively, although the Company continues to operate at a loss.

From 1994 through 1996, capital for Guzzi Corp. was supplied by its parent company, TRG. In early January 1997, a private placement of Guzzi Corp. redeemable preferred stock raising gross proceeds of $6 million was completed, and in June 1997 TRG committed to Guzzi Corp. approximately $4 million from the proceeds of a public offering of TRG common stock and common stock warrants. Further, in early 1998, Guzzi Corp. negotiated a Lit. 10 billion (approximately $5.6 million) long-term credit facility, which it drew down in April 1998. The Company is not in compliance with certain covenants relating to this facility. Guzzi Corp. obtained Lit. 7 billion of additional debt financing in October 1998 as a result of loans and credit enhancements by OAM.

With the proceeds from these financings, Guzzi Corp. started to make investments in research and model development, expenditures on which more than doubled in 1997 compared to 1996 and increased by a further 39% in 1998 compared to 1997. To enable substantial further growth in production and sales, the Company's strategic plan would require total investments in research and product development of some Lit. 50 billion (approximately $25 million) over a five-year period, as well as investments of Lit. 20 billion (approximately $10 million) in production plant, machinery and information systems. As a consequence of the Company's continuing lack of liquidity, no significant part of these investments has yet been made and research and development was curtailed in 1999 to some 66% of 1998 expenditure levels.

Following the Merger, though the Company's financial circumstances limited its available actions, the Company was able to introduce two new models.

Other Recent Events

In late March 1999, Mario Scandellari joined the Company as Managing Director of Moto Guzzi S.p.A. Mr. Scandellari has had a successful executive career both in the motorcycle industry, initially with Harley Davidson and then Cagiva/Ducati, as well as in turnaround situations. Mr. Scandellari was named Chief Operating Officer of the Company in May 1999.

In April 1999, the Company introduced its California Jackal model. This "stripped down" model highlights the elegance of the Company's unique engine and design. Reduced weight further enhances handling. Also in April, the Company's California Special model was awarded second place in the "cruiser" category by the premier Italian motorcycle magazine "Motociclismo."

In July 1999, the Company introduced its V-11 Sport motorcycle, a "retro sport" model with an innovative six-speed gearbox. This motorcycle has been greeted enthusiastically by the trade press. Shipments of this new model began in September 1999.

On July 27, 1999, Moto Guzzi S.p.A. concluded labor negotiations resulting in a temporary employee downsizing program that commenced in September 1999. The program is expected to last two years while the Company restructures production processes, overhauls its plant, grows production volumes and improves productivity. The Company believes that these enhancements will enable the Company to return to current employment levels with significantly increased productivity and volumes.

In March 2000, the Company acquired the 75% equity interest that it did not already own of MGI

Motorcycle GmbH, the exclusive importer of Moto Guzzi motorcycles in Germany. Germany has been for many years the most important European market outside of Italy for Moto Guzzi's products and generally the most important European market for large displacement motorcycles.

For other material events occurring after December 31, 1999 please see "Subsequent Events" above.

                             BUSINESS OF THE COMPANY

Business

Set forth below is a description of the Company's business and the strategy developed by the Company's management. However, the Company does not currently have the substantial funds required to implement the strategy and does not expect to be able to obtain such funds in the foreseeable future and on April 14, 2000 the Company entered into a Share Purchase Agreement with Aprilia, providing for a sale of all of its Subsidiaries to Aprilia. See "Subsequent Events -- Execution and Delivery of Share Purchase Agreement." Accordingly, the description of the Business of the Company set forth below is qualified in its entirety by the information set forth under the caption "Subsequent Events -- Execution and Delivery of Share Purchase Agreement above.

The Company, through its wholly-owned subsidiary, Moto Guzzi S.p.A., and its distribution Subsidiaries is a leading Italian manufacturer, marketer and distributor of performance and luxury motorcycles and motorcycle parts, marketed under the "Moto Guzzi (Registered)" brand name.

The Company's primary product offerings include the following models:

o     California          Classic custom/cruisers with 1064 cc
      EV/Special          engine and traditional lines.

o     California Jackal   A 'stripped down' basic Custom/Cruiser at a
                          lower price point which permits customer personalization.

o     Nevada Club         A lower riding cruiser with a 744 cc engine
                          and chrome accents.

o     V10 Centauro        A custom performance bike with a powerful 992 cc
                          4-valve air-cooled engine.


o     1100 Sport Corsa    A sleek sports bike with modern lines and
                          a 1064 cc engine.

o     V-11 Sport          A "retro sport" model with an innovative six-speed
                          gearbox.

o     Quota               A model aimed at the street enduro segment.


o     Police Bikes        Variations of the Company's models targeted at
                          government agencies, national and local police forces and highway patrols.

The "custom" class of motorcycle is designed for short trips in an urban setting, and is distinguished by its very stylized design and upright seating position. The term is commonly used in Europe. The "cruiser" class is similar to the "custom" in use but is more commonly found in the United States. The cruiser class tends to be more aggressive in its styling, have greater performance characteristics and greater variation in rider position than "custom" motorcycles. The "street enduro" class is the motorcycling equivalent to the sport utility vehicle class of automobiles. These motorcycles, while designed for ordinary road riding, have some off-road capabilities, such as a taller frame with greater ground clearance than cruiser or custom bikes, a longer travelling suspension system to absorb off-road bumps, and a higher seat position. "Sport" bikes are designed for high performance and imitate the design of professional racing machines "Retro Sport" bikes combine innovation and good performance with traditional styling which evokes classic motorcycles of past generations.

Strategy

The Company's strategy is to increase sales volumes and gross profits by:

o     focusing on the breadth, quality and design of its product offerings,

o     increasing its marketing activities,

o     enhancing its distribution network, and

o     leveraging its brand name.

The Company believes that Moto Guzzi's reputation and rich tradition as a technological innovator and quality manufacturer provides a solid foundation. Moto Guzzi has built a loyal customer base over the past 79 years through the outstanding performance and reliability of its motorcycles, as well as its strong distribution network. The current customer base ranges from professional motorcycle enthusiasts to government agencies, police departments and highway patrols around the world.

The Company intends to build on its existing product family platforms and to develop new platforms which will be the basis for its next generation of motorcycles. New power trains, which represent a significant part of planned development activities, typically require at least three years' development time. In the interim, new motorcycles based on the current product platforms will be periodically introduced. The focus of these intermediate offerings will be significant improvements in quality, performance and refinement.

Historically, the motorcycle had been an "entry level" form of transport which has been supplanted by the automobile. Over recent years, the industry has become established as a recognized leisure industry in developed markets and the Company's current range of motorcycles, being in the larger and more expensive segment of the market, are principally targeted at the leisure segment of the vehicular industry. The management of the Company believes that this recent recognition is one of the major factors behind the growth in the Company's market segment over the last three years.

The Company believes that the U.S. market represents the largest expansion opportunity for the Company. Approximately half of all motorcycles sold in the U.S. are in the large-engine motorcycle segment. Between 1996 and 1999, U.S. registrations in this segment of the market increased substantially and is perceived by the Company as the U.S.'s fastest growing segment. The Company plans to implement an aggressive marketing campaign targeted at U.S. consumers that is designed to build brand value and name recognition, and to emphasize the technical and design strengths of the Company's motorcycles.

The Company also plans to expand and enhance its distribution network in the United States, In addition to increasing the size and quality of its dealer network, the Company also plans to introduce new sales incentives programs for dealers, and a floor plan financing program. Other innovations that either have or will be introduced in the U.S. include customer purchase financing and an extended, three year warranty program.

While public administration sales have traditionally been a stable source of revenue for the Company, management believes that there are unexploited growth opportunities in this market and plans to refocus its sales and marketing efforts in this product category.

Finally, the Company plans to leverage the "Moto Guzzi" brand by expanding into new products, markets and services that also offer the opportunity to enhance its brand awareness and brand image. The Company currently sells a limited line of non-motorcycle merchandise. In the future, the Company plans to introduce a range of branded accessories such as hats, jackets, shirts and luggage. The Company also plans to exploit opportunities to license the "Moto Guzzi" brand name to manufacturers and suppliers of other products and services.

If the Company were to proceed on all of the projects it is currently evaluating to achieve its goals, it estimates that approximately Lit. 50 billion of development and capital expenditure would be required over the next few years, including to refurbish its plant to make it more competitive and for investments in information technology and systems. Cash flows from operations, however, will not be sufficient to entirely finance such expenditures. The Company's product development programs, therefore, will be dependent upon its ability to raise further financing from outside sources.

Manufacturing

The Company manufactures a high priced line of motorcycles, and distributes parts and accessories, under the trademark "Moto Guzzi (Registered)." The Company's motorcycles vary in engine size from 750 cc to 1,100 cc. The Company has, in recent years, concentrated development and sales efforts on its largest motorcycles. As part of its growth plan, it is also considering entry into the lower-cost, small engine market. The Company's motorcycle parts were distributed through Centro Ricambi, a 100% owned subsidiary of Moto Guzzi until it was merged into Moto Guzzi in 1997.

All motorcycle manufacturing is conducted as a factory in Mandello del Lario, Italy. The Company manufactures some of the required power train components, acquires other components from outside suppliers, and performs finishing work and assembly into motorcycle bodies. Until 1994, Moto Guzzi internally produced a majority of the components of its motorcycles.

Seasonal Nature of Business; Backlogs

The Company's business is affected by seasonal factors. Retail market demand is highest in the spring and early summer, while most sales to the Italian government generally take place in the last quarter of the year. Moto Guzzi, S.p.A., like most Italian companies, traditionally ceases production in August of each year and has reduced production over the Christmas holidays and in the period immediately following, while inventory is being taken. As part of its effort to increase overall production levels and improve cash flow, the Company curtailed the suspension of production while inventory was taken in December 1998 and January 1999 and in December 1999 and January 2000. The Company's sales are sensitive to successful coordination of demand and product availability.

As of December 31, 1999, the Company had firm orders from public administration bodies for 540 motorcycles which had not yet been shipped, at an approximate value of Lit. 6.7 billion. The Company expects to fill all such orders within five months. The Company generally receives indicative cancelable order programs in November and December of each year from its dealers and non-owned importers based on anticipation of retail demand for the forthcoming year. While the Company seeks to plan production schedules based on these indicative orders, production restrictions (exacerbated in recent years by component supply difficulties) are such that the Company cannot produce sufficient motorcycles to meet peak season demand. Typically, when the Company cannot deliver on or shortly after the indicated dates, orders are cancelled rather than delayed due to the seasonal nature of retail demand. Indicative orders for 2000 exceed the Company's predictions of production capacity in each of the months January through June 2000.

Compliance with Governmental Regulations

The Company, along with other motorcycle manufactures, incurs substantial costs in designing and testing products to comply with vehicle safety and combustion emissions requirements of the various countries and localities where its products are sold. These standards have added, and will continue to add, substantially to the price of the vehicles. Competitive pressures, importation expenses and importers' margins, however, have kept export prices lower than domestic Italian sales prices.

All of the Company's motorcycles are manufactured to comply with applicable safety standards. All current Company models comply with all emission standards applicable in all countries in which they are sold. As new laws or regulations are adopted, the Company will assess their effects on current and future models and the cost of achieving compliance with them.

A portion of the indicative orders become firm, and other firm orders are placed, as the anticipated shipment dates approach. The Company uses ongoing research from its sales and marketing departments to forecast expected order volumes from the domestic Italian dealer network and the dealer networks of its owned importers in France and the Unites States and does not receive long term firm orders dealers.

Raw Materials and Components

There are many reliable sources for most motorcycle raw materials, including aluminum for power train components. However, some significant components are available from only one or two sources. From 1996 through April 2000 situations have arisen where the Company's suppliers were unable to make timely deliveries of needed components due to production problems incurred by those suppliers or because of arrears of payment by the Company to suppliers. Components supply has also been delayed as a result of design changes made by the Company. All of these delays adversely affect motorcycle production and in recent years, may have resulted in lost sales.

While the cost of imported raw materials is affected by variations in the value of the Italian Lira relative to the currencies of Italy's primary trading partners, currency exchange rates have not had a significant adverse effect on costs and price competitiveness in 1997, 1998 or 1999.

Research, Development and Continuing Engineering

Moto Guzzi, while continuously engaged in product improvement and development, had recently increased its commitment to develop new products. In 1998, research and development expenditures by Moto Guzzi were approximately Lit. 4,336 million, compared to Lit. 3,125 million in 1997, and Lit. 1,117 million in 1996. Expenditures in 1999 have been curtailed as a result of the Company's restricted cash flow and were approximately Lit. 2,874. Expenditures in 1999, 1998 and 1997 were generally incurred in developing production models as well as more powerful two-cylinder air-cooled and other engines with improved performance and durability and superior braking systems, suspensions, frames, transmissions and other components.

Sales, Marketing and Inventory

The Company primarily markets its products through advertising in trade publications, participation in promotional events and fairs, attendance at trade shows and from editorial coverage in trade and general circulation press.

All sales by Moto Guzzi S.p.A. are invoiced in Italian lire except sales by Moto Guzzi S.p.A. to Moto Guzzi North America Inc., which are invoiced in U.S. dollars. Prices are customarily reviewed and, when possible, are increased to cover increases in production costs at periodic intervals and in light of prevailing exchange rates. In 1997, the Company generally maintained its selling prices in order to maintain market share. In 1998, the Company increased prices by approximately 5%, effective April. In 1999, the Company generally maintained its 1998 selling prices and introduced a new model, the California Jackal at a lower price point than previous models in order to gain market share. As of January 2000 prices of all models have been increased by between 3% and 6%. Export sales continued to reflect lower margins than domestic Italian sales due to importer margins and transportation costs which cannot be passed through to consumers by higher retail prices. However, this difference did not affect the Company's marketing strategy.

The Company is not affected by any unusual industry practices relating to returns of merchandise or extended payment. It typically extends payment terms by between 30 and 60 days in the "out of season" winter months. The Company is obliged to maintain 10 years' inventory of parts for all motorcycles sold to Italian government agencies. In common with many other motor vehicle manufacturers, the Company also maintains significant spare parts inventories for commercial reasons. As is common in the industry, the Company sells motorcycles under open purchase orders rather than long-term contracts. By scheduling production in anticipation of fulfilling such orders, it may end a given year with substantial inventory if orders are cancelled or deliveries not taken.

Distribution

The Company maintains a distribution network throughout Italy of over 120 independent dealers. No single Italian dealer accounted for more than 5% of the Company's sales in 1999. The Italian dealers who distribute the Company's motorcycles generally handle other brands as well.

In 1999, a single importer-distributor acted as exclusive importer-distributor for Moto Guzzi in each of Argentina, Australia, Austria, Belgium, the Czech Republic, Denmark, Finland, France, Germany, Greece, Holland, Japan, Luxembourg, Malaysia, Malta, New Zealand, Norway, Portugal, Singapore, Spain, Sweden, Switzerland, the United Kingdom, and the United States.

Moto Guzzi North America is the Company's exclusive importer-distributor in the United States. Until 1996, when it was acquired by TRG and later transferred to Guzzi Corp., Moto Guzzi North America was an independent business. Today, Moto Guzzi North America distributes through a network over 100 dealers.

In November 1996, Moto Guzzi replaced its independent French importer-distributor with Moto Guzzi France S.a.r.l, a wholly-owned subsidiary of Moto Guzzi S.p.A., which commenced operations in February 1997, and now operates through a network of 78 dealers.

In March 2000, the Company acquired the 75% of the outstanding shares of MGI Motorcycle GmbH that it did not already own. MGI Motorcycle GmbH is the exclusive importer-distributor of Moto Guzzi motorcycles and spare parts in Germany and distributes through a network of over 100 German dealers.

The Company provides support to its worldwide dealer network by, among other things, operating a technical training and support facility at Mandello del Lario. All dealers are required to attend training courses at the inception of their relationship, and periodically afterwards.

Set forth below is a chart illustrating percentage of motorcycle sales revenues attributable to various geographic areas in the three most recent fiscal years.

                                                 1999         1998         1997

Italy                                            33.2%        37.4%        33.9%

Other Europe                                     40.9%        41.0%        46.1%
 Of which: France (subsidiary)                   11.0%        10.2%         8.6%
           Germany (affiliate)                   12.9%        15.2%        17.9%
United States (subsidiary)                       20.3%        16.8%        16.1%
Other                                             5.6%         4.8%         4.0%

Competition

The Company is in a highly competitive business, with competition typically coming from all powered passenger vehicles, as well as motorcycles. The overall motorcycle market in Italy (excluding scooters) grew in 1999, with new vehicle registrations increasing by approximately 24.5% compared to the same period in 1998. The Company maintains an extremely small share of the world-wide motorcycle market, which is dominated by many of the same manufacturers that predominate in Italy. Many of such companies are far larger and better capitalized, with greater name recognition. The Company competes principally through such intangible qualities as performance, reputation and quality of manufacture, areas in which its competitors also excel.

The Italian market today remains dominated by large, well-financed Japanese manufacturers. A number of Italian and foreign manufacturers, principally Ducati, Honda, BMW, Yamaha, Kawasaki, Aprilia and Suzuki, sell their products in the Italian market. In 1999, according to date from the Italian Ministry of Transportation, the Italian market shares of the principal competitors of the Company on a unit basis, excluding scooters, were as follows:

                                                       ALL            LARGE
                                                   MOTORCYCLES      MOTORCYCLES*
                                                   -----------      ------------
Honda                                                 23.4%           18.2%
Yamaha                                                20.3%           19.7%
Suzuki                                                11.0%           12.3%
Ducati                                                10.0%           10.6%
Kawasaki                                               8.3%            7.1%
BMW                                                    7.7%           14.2%
Aprilia                                                5.0%            5.0%
Cagiva/Husqvarna                                       3.1%            0.7%
Harley Davidson                                        2.5%            4.7%
Moto Guzzi Corporation                                 2.0%            3.2%
Triumph                                                1.6%            3.0%
KTM                                                    0.9%            0.0%

Product Liability

The Company's business exposes it to possible claims for personal injury from the use of its products. The Company maintains liability insurance with a per-occurrence and aggregate one-year claim limit of Lit. 18,000 million.

Patents and Trademarks

Except as described below, the business of the Company is not and has not been in any material respect protected by or dependent upon patents, licenses, franchises or concessions. The component parts of motorcycles are manufactured pursuant to well known techniques and include components which are not unique to its products, although some of these components are specially styled and designed. The Company believes that the registered trade name "Moto Guzzi (Registered)" and the related trademarks are well known and highly regarded throughout the world, and appropriate steps have been taken to protect the Company's rights in these trade names and trademarks in 67 countries, including those countries representing significant

--------
* The Company considers motorcycles with an engine capacity greater than 600 cc as "Large Motorcycles".

markets.

Employees and Employee Relations

Relations with the Company's employees are considered by its management to be good, though they have been affected recently by the temporary lay-off program that commenced in September 1999. At December 31, 1999, the Company had 306 employees, all of them unionized, of which 23 out of 53 employees included in the lay-off program had been laid-off. This compares to 332 employees at December 31, 1998. The lay-off program affects the Company's ability to benefit from overtime work (as well as the willingness of employees themselves to do overtime) and while it persists may also limit the Company's ability to assume temporary or permanent employees for certain functions, if and when they might be required to meet seasonal needs or otherwise. The Company can call on those employees who are laid-off to return to work. Approximately 48% of the employees were engaged in factory production and the balance in various supervisory, sales, purchasing, administrative, design, engineering and clerical activities. Resolution of the national metal workers union contract in 1997 resulted in a one-time payment to workers of Lit. 900,000 in respect of periods prior to the date of the new agreement.

Potential Effects of the European Common Currency on the Company's Business

The Company's business is substantially located in and operates in Italy. On January 1, 1999, Italy was admitted as one of 11 European countries in to participate in the adoption of the new European common currency, the Euro.

The Euro is expected to have significant effects on the Company's business. Among many potential economic factors, the proposed common currency is expected to increase competition within the common currency zone. Because the adoption of the Euro will require competitive businesses located in different participating countries to price their products in a single currency, the historical ability of such companies to increase or reduce prices without affecting operating results in their home country's currency will be largely eliminated.

The uniform currency will also likely result in the establishment of new Euro-based pricing points, e.g., Euro 9,999 or Euro 19,999. These new pricing points may differ from the current prices charged for such products, which could be advantageous or disadvantageous to a company, depending upon whether the Euro-based price point is higher or lower than the prices charged before the pricing policies and model specifications to most competitively deal with the new pricing points. The Company will have to re-evaluate its pricing policies and model specifications to most competitively deal with the new pricing points.

The Company also expects that the introduction of the Euro will increase consolidation within industries and industry sectors, as currency translation risks and competitive opportunities diminish within the common currency zone. National regulatory barriers are also likely to fall as participating countries harmonize their rules to promote intra-member commerce and cross-border information exchange.

The combination of pricing transparency and consolidation is likely to increase competition within the common currency zone generally. To the extent that competitors of the Company participate in the expected consolidation, the Company may in the future face competitors which are even larger and better capitalized than the competitors it faces now.

Additionally, interest rates are likely to stabilize across the common currency zone. Interest rates in Italy have fallen since 1997, partly in response to anticipation of the introduction of the Euro.

The Company has not yet fully evaluated the ramifications of the Euro because national European currencies continue to function as more dominant benchmarks for pricing and commercial transactions with customers and suppliers in the first months of the phasing in of the Euro. Adoption of the Euro is taking place over a two-year transition phase in which both the Lire and the Euro are valid currencies for business transaction in Italy.

The Company also makes significant export sales outside the common currency zone and the prices of certain commodities used in its manufacturing processes may be affected by the value of the Euro. The implementation of the Euro within the common currency zone could have unanticipated consequences on the economies of participant countries which could affect demand for the Company's products.

The European Common Currency could have a significant effect on the Company's accounting systems which could require significant modification or replacement. Management believes that the Company's businesses do not have unique or custom-tailored requirements for accounting systems and that it could rapidly and inexpensively change to "off-the-shelf" systems at an appropriate time if existing systems prove not to be adequate. The Company is not able to evaluate these matters or the effects on international financial and payment systems with which it interacts at the present time. The Company will address these issues in the current year and in 2001 as further guidelines and information become available. Adoption of the Euro will also lead to the Company reporting its results in that currency instead of the Italian Lire from the fiscal year ended December 31, 2002, and thereafter.

ITEM 2. PROPERTIES

The following facilities are leased or owned by the Company or its subsidiaries in the active conduct of its business:

      (a) The Company's factory and office facilities are owned in fee and are located in Mandello del Lario, Italy in a group of one, two and three story buildings aggregating 54,550 square meters. This facility is currently operating at approximately 50% of production capacity calculated as a percentage of available space.

      (b) Office and warehouse facilities are owned in fee by Moto America and are located in Angier, North Carolina. The facility aggregates 18,300 square feet, of which 2,000 square feet are used for office functions, and the balance as a warehouse.

      (c) The Company's spare parts distribution facility is located at a 3,683 square meter facility in Modena, Italy, under a lease expiring in 2002. The current year lease obligation is Lit. 260 million, and is subject to incremental annual increases.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in litigation in the normal course of business. Management does not believe that the final disposition of such litigation will have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal quarter ended December 31, 1999.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Class A Common Stock and Class A Warrants are quoted on the OTC Bulletin Board under the symbols "GUZI" and "GUZIW," respectively.

The following table sets forth the range of high and low closing trading prices for the Company's Class A Common Stock and Class A Warrants for the fiscal years ended December 31, 1999 and December 31, 1998, respectively, as represented by the OTC Bulletin Board. The OTC Bulletin Board is an inter-dealer automated quotation system sponsored and operated by the NASD for equity securities not included in the Nasdaq system. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

Set forth below are the trading prices for the Class A Common Stock during the fiscal years ended December 31, 1999, and December 31, 1998, respectively:

Class A Common Stock

1999                                                 LOW            HIGH
----                                                 ---            ----

First quarter                                       $ 8.00         $11.625
Second quarter                                      $ 6.9375       $ 9.375
Third quarter                                       $ 4.25         $ 7.18750
Fourth quarter                                      $ 3.75         $ 7.25

1998                                                 LOW            HIGH
----                                                 ---            ----

First quarter                                       $ 8.306        $ 8.50
Second quarter                                      $ 8.5          $ 9.306
Third quarter                                       $ 8.61         $ 9.0
Fourth quarter                                      $ 8.75         $10.0


Set forth below are the trading prices for the Class A Warrants during the fiscal years ended December 31, 1999, and December 31, 1998, respectively:

1999                                                 LOW            HIGH
----                                                 ---            ----

First quarter                                       $ 0.25         $ 1.25
Second quarter                                      $ 0.75         $ 1.28125
Third quarter                                       $ 0.50         $ 0.93750
Fourth quarter                                      $ 0.375        $ 0.875

1998                                                 LOW            HIGH
----                                                 ---            ----

First quarter                                       $ 0.50         $ 0.50
Second quarter                                      $ 0.50         $ 0.50
Third quarter                                       $ 0.125        $ 0.75
Fourth quarter                                      $ 0.125        $ 0.50

The Company did not pay any dividends during the 1999, 1998 or 1997 calendar years.

As of April 25, 2000 there were approximately 600 stockholders of record of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

                                          1999          1999        1998         1997        1996            1995
                                         US$'000  (a)   Lit.m      Lit.m        Lit.m       Lit.m           Lit.m
Income Statement Data
Net Sales                                44,819        86,232      83,760       80,987      77,620          64,671

Gross profit                              3,606         6,939       6,391  (b)   9,514      11,865          10,071

Selling, General & Administrative        10,708        20,602      16,033       13,824      10,210           7,486

Research & Development                    1,494         2,874       4,336        3,125       1,177             602

Interest expense                          2,519         4,847       4,284        3,640       4,346           3,604

Net loss                                (11,943)      (22,976)    (20,299)     (10,569)     (1,996)         (3,233)

Cash dividends per common share              --            --          --           --          --              --

Balance Sheet Data
Cash and cash equivalents                 1,243         2,391         217        6,352       2,210           2,718

Current Assets                           34,065        65,541      62,667       69,229      60,223          52,382

Total assets                             42,136        81,068      80,677       84,694      73,731          58,594

Short-term debt                          21,545        41,453      38,886       29,012      23,173          15,637

Long-term debt net of current portion     1,054         2,027       2,986        4,828       5,629           4,198

Parent company financing                     --            --      13,362       12,919       4,659           2,883

Shareholders equity (deficit)            (7,921)      (15,240)    (21,104) (c)    (737) c)   6,697 (c)       2,822

                                           US$          Lit.        Lit.         Lit.         Lit.            Lit.
Loss per share
Basic and fully diluted                   (2.31)       (4,440)     (6,101)      (3,177)     (1,300)           (672)

Weighted average number of shares:
Basic                                 5,174,481     5,174,481   3,327,139    3,327,139   2,487,139       2,487,139
Fully diluted                         5,226,852     5,226,852   3,327,139    3,327,139   2,487,139       2,487,139

(a) Converted solely for the convenience of the reader at Lit. 1,924 : $1.00, the approximate rate as at December 31, 1999
(b) Gross margin in 1998 after Lit. 2,463 million of inventory write-offs consequent to product abandonment.
(c) Adjusted for reclassification of redeemable preferred stock exchanged for common stock in the March 1999 merger

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant material events with respect to the Company that impact the Company and the discussion set forth below is subject to and qualified by the information set forth below under "Subsequent Events -- Issuance of Series B Preferred Stock; Execution and Delivery of Share Purchase Agreement."

Fundings and Financings From 1994 through 1999

From 1994 through 1996, capital for Moto Guzzi was supplied by its parent company, TRG. In early January 1997, a private placement of Guzzi Corp. redeemable preferred stock raising gross proceeds of $6 million was completed, and in June 1997 TRG committed to Guzzi Corp. approximately $4 million from the proceeds of a public offering of TRG common stock and common stock warrants. Further, in early 1998, Guzzi Corp. negotiated a Lit. 10 billion (approximately $5.6 million) long-term credit facility, which it drew down in April 1998. The Company is not in compliance with certain covenants relating to this facility. See Item 7 "Management's Discussion of Financial Position and Results of Operations -- Liquidity." Guzzi Corp. obtained Lit. 7 billion of additional debt financing in October 1998 as a result of loans and credit enhancements by OAM.

With the proceeds from these financings, Guzzi Corp. started to make investments in research and model development, expenditures on which more than doubled in 1997 compared to 1996 and increased by a further 39% in 1998 compared to 1997. To enable substantial further growth in production and sales, the Company's strategic plan would require total investments in research and product development of some Lit. 50 billion (approximately $25 million) over a five-year period, as well as investments of Lit. 20 billion (approximately $10 million) in production plant, machinery and information systems. As a consequence of the Company's continuing lack of liquidity, no significant part of these investments has yet been made and research and development was curtailed in 1999 to some 66% of 1998 expenditure levels.

On August 18, 1998, the Company and TRG entered into a Merger Agreement, pursuant to which Guzzi Corp. merged with and into the Company, with the Company as the surviving corporation.

The closing of the Merger provided needed liquidity to Guzzi Corp. A lack of liquidity had led to component supply shortages in the last quarter of 1998 and the first two months of 1999.

Production and sales were stabilized by May 1999 as proceeds from the Merger were applied to pay supplier arrears. The financing from the Merger was not, however, sufficient to finance needed investments or seasonal working capital shortages in the last four months of 1999 and the Company again experienced component supply difficulties at the end of 1999 and particularly in the first months of 2000 before further financing was obtained in February. See "Issuance of Series B Preferred Stock."

Results of Operations for the Year Ended December 31, 1999 compared to 1998

                                                Dec. 31              Dec. 31
                                                 1999                  1998
                                                 Lit.m                Lit.m
Net sales                                       86,232   100.0%       83,760       100.0%

Cost of sales                                  (79,293)  (92.0%)     (77,369)      (92.4%)
                                               -------               -------
                                                 6,939     8.0%        6,391         7.6%

Selling, general and administrative expenses   (20,602)  (23.8%)     (16,033)      (19.1%)
Research & development                          (2,874)   (3.3%)      (4,336)       (5.2%)
Share of losses of affiliated companies           (165)   (0.2%)          --          --
Reorganization costs                              (843)   (1.0%)      (1,599)       (1.9%)
                                               -------               -------
                                               (17,545)  (20.3%)     (15,577)      (18.6%)

Interest expense                                (4,847)   (5.6%)      (4,284)       (5.1%)
Other income, net                                 (496)   (0.6%)          81         0.1%
                                               -------               -------
Loss before income taxes                       (22,888)  (26.5%)     (19,780)      (23.6%)

Income tax expense                                 (88)   (0.1%)        (519)       (0.6%)
                                               -------               -------
Net loss                                       (22,976)  (26.6%)     (20,299)      (24.2%)
                                               =======               =======

Net sales for the year ended December 31, 1999 increased by Lit. 2.5 billion or 3.0% to Lit. 86.2 billion from Lit. 83.8 billion for the year ended December 31, 1998, principally due to an increase of 11.1% in unit sales to 6,275 in 1999 from 5,647 in 1998. The increase was partially offset by an unfavorable change in sales mix, principally derived from the introduction of the lower-priced California Jackal in April 1999. However, from the last quarter of 1999, the introduction of the new V-11 Sport model positively affected sales mix, offsetting the effects of the Jackal model.

In 1998 the Company recorded Lit. 3.8 billion of net sales due to an exceptional public administration order. Excluding the effects of this order, net sales would have increased by 9.0% in 1999 compared to 1998 on a sales units increase of 17.6%. Sales and production from the last quarter of 1998 through April 1999 were also significantly affected by disruption in the supply of components due to liquidity difficulties.

Gross margins increased from Lit. 6.4 billion or 7.6% in 1998 to Lit. 6.9 billion or 8.0% in 1999.

The increase is principally due to the absence of a Lit. 2.5 billion inventory write-off in connection with product abandonments in 1998, altered product mix and the exceptional public administration order in the first quarter of 1998. The most significant effect of sales mix derived from the introduction of the California Jackal, a model with lower price and margin compared to other 1100 cc models. Management had expected higher volumes to compensate the lower unit margins but was unable to realize the higher production levels required. Gross margins in both 1999 and 1998 were affected by the significantly decreased production levels in the last three months of 1998 and first four months of 1999 resulting initially in 1998 from delayed product introductions and consequently from the disruption in the supply of components. The consequence of these lower production levels is that fixed production costs were absorbed over lower production volumes, reducing gross margin. Overall, production rose from 5,614 units in 1998 to 6,036 units in 1999.

Selling, general and administrative expenses increased by 28.5% to Lit. 20.6 billion in 1999 compared to Lit. 16.0 billion in 1998. Expenses at Moto Guzzi North America Inc. increased by Lit. 2.1 billion or 81.1% due to the installation of the new management team in the second quarter and expenses related to a more aggressive approach in advertising products and motivating sales. Italy and corporate costs increased Lit 2.2 billion or 18.3% reflecting expenses in connection with the launch of the California Jackal and costs connected with being a public company as well as fourth quarter expenses of approximately Lit. 0.6 billion in connection with ultimately unsuccessful negotiations for an investment in the Company by a third party operating in the motorcycle sector.

In 1999, the Company reduced research and development expenditure to Lit. 2.9 billion by approximately 34% compared to Lit. 4.3 billion in 1998. The principal reason for the decrease was restraint imposed by management consequent to financial constraints.

Share of losses of affiliated companies reflects the share of losses of MGI Motorcycle GmbH ("MGI"). In March 2000, the Company completed negotiations started in mid-1999 for the acquisition of the 75% of outstanding shares it did not own of MGI. MGI will be consolidated from the second quarter of 2000.

In 1998, the Company recorded reorganization expenses of Lit. 1,599 million to reflect charges related to an aborted move to a new plant and for changes in the product plan made pursuant to the termination of this move. The changes in the product plan also resulted in Lit. 2,463 million of inventory write-offs, charged to cost of sales. In 1999, the Company recorded charges of Lit. 843 million in the fourth quarter in respect of abandonment of a development project.

Interest expense increased from Lit. 4.3 billion in 1998 to Lit. 4.8 billion in 1999 as a result of the effects of slightly lower interest rates in 1999 being offset by a Lit. 0.9 billion charge for a warrant to purchase shares issued in respect of ongoing parent company financing, as described in Note 7 to the Financial Statements.

As a result of the above factors, net loss for the year ended December 31, 1999 increased to Lit. 23.0 billion for compared to Lit. 20.3 billion for the year ended December 31, 1998.

Results of Operations for the Year Ended December 31, 1998 compared to 1997

                                                Dec. 31              Dec. 31
                                                 1998                  1997
                                                 Lit.m                Lit.m
Net sales                                       83,760  100.0%        80,987    100.0%
Cost of sales                                  (77,369) (92.4%)      (71,473)   (88.3%)
                                               -------               -------
                                                 6,391    7.6%         9,514     11.7%

Selling, general and administrative expenses   (16,033) (19.1%)      (13,824)   (17.1%)
Research & development                          (4,336)  (5.2%)       (3,125)    (3.8%)
Reorganization costs                            (1,599)  (1.9%)            0      0.0%
                                               -------               -------
                                               (15,577) (18.6%)       (7,435)    (9.2%)

Interest expense                                (4,284)  (5.1%)       (3,640)    (4.5%)
Other income, net                                   81    0.1%           741      0.9%
                                               -------               -------
Loss before income taxes                       (19,780) (23.6%)      (10,334)   (12.8%)

Income tax expense                                (519)  (0.6%)         (235)    (0.3%)
                                               -------               -------
Net loss                                       (20,299) (24.2%)      (10,569)   (13.1%)
                                               =======               =======

Net unit sales for the year ended December 31, 1998 increased 0.9% over the year ended December 31, 1997 to 5,647 units compared to 5,593 in 1997. Net sales increased by 3.4%, due principally to price increases which were made effective in April, 1998. The price increases were, in part, related to the implementation by the Company of a three-year warranty program introduced in 1998, extended to export sales in nearly all of its markets. Previously, the Company had granted a 3% allowance on sales prices to its foreign importers who were then responsible for warranty coverage. Net sales in 1998 also reflected 312 units, approximately Lit. 3,800 million at sales value, of motorcycles manufactured for public administration customers in 1997 and whose sale was planned for December 1997, but for which the necessary technical checks and clearance were not completed until the first quarter of 1998.

Net sales for third and fourth quarters of 1998 were adversely affected by delays in the introduction of two revised models, the California Special and 1998 Quota 1100, principally resulting from late supply of certain components. Because of reduced sales in this period, the Company experienced liquidity shortages in the fourth quarter of 1998 and was unable to pay suppliers on a current basis. This led to further component shortages which further curtailed production and sales. As a result of component shortages, in the last quarter of 1998, unit production decreased 43% to 1,077 units from 1,879 in the last quarter of 1997 and unit sales decreased 26% from 1,137 units from 1,542 units. Management estimates that as a result of these delays some 600 to 800 unit sales were lost in 1998. The liquidity shortages and consequent component supply difficulties continued into March 1999 until completion of the Guzzi Corp. merger into North Atlantic.

The decrease in gross margin as a percentage of sales was principally due to a Lit. 2.5 billion, inventory write-off in connection with product abandonments and fixed production costs being absorbed over lower production volumes, with units produced falling 10% from 6,234 units in 1997 to 5,614 units in 1998. Also, the 1998 sales price increases discussed above were offset by the cost of the new three year warranty policy and, therefore, did not have any positive impact on margins. In 1998, the Company did not pass on material and other cost increases in its sales prices. This decision had been made to support increases in sales volumes which were expected to accrue from the timely introductions of the California Special and 1998 Quota 1100.

In April 1998 Guzzi Corp. entered into an agreement with Philips S.p.A., subject to the fulfillment of certain conditions, for the purchase by Guzzi Corp. of the Philips Vision Industries' plant in Monza, Italy. In September 1998, Guzzi Corp. terminated the discussions as agreement with labor unions had not been obtained and the delays in closing meant that logistics for transferring activities were no longer favorable. Following these events, Guzzi Corp. reviewed its short-term strategies and product plans, taking into consideration certain proposed products whose introduction was connected with the potential new factory and also other new products slated to be introduced in 1999 to replace existing models. Management further reviewed its short-term strategies and product plans following unanticipated delays in the closing of the merger with NAAC and recorded reorganization charges aggregating Lit. 4,062 million in 1998, principally relating to write-offs of inventory (Lit. 2,463 million - charged to cost of sales) and tooling (Lit. 1,063 million) of models which the Company terminated production in 1999 and costs directly connected with the proposed move of the Company's plant (Lit. 315 million).

The Company also made increased investments in development of new products in 1998 with research and development expenditure increasing from Lit. 3,125 million to Lit. 4,336 million.

Sales general and administrative expenses increased in 1998 compared to 1997 by Lit. 2.2 billion or approximately 16%. This reflects increased activities of the Company's U.S. importer

(increase of Lit. 0.3 billion or 15%) and its French importer (increase of Lit.
0.3 billion or 37%) as well as increased sales and marketing and general management expense at Moto Guzzi S.p.A. (increase of Lit. 1.6 billion or 15%) as the Company continues to redefine and improve its operations in all areas.

Interest expense increased in 1998 to Lit. 4.3 billion compared to Lit. 3.6 billion in 1997, principally as the result of increased indebtedness offsetting the benefits of lower interest rates. In April 1998, the Company had increased indebtedness when it drew down a credit facility of Lit. 10.0 billion.

Liquidity and Financial Resources

Operations

Cash outflows from operations in 1999 were Lit. 15.3 billion compared to Lit.
11.3 billion in 1998 period. These cash outflows principally related to losses from operations. Working capital movements contributed a net positive Lit. 0.5 billion. Receivables increased Lit. 1.2 billion due to increased volumes in the last quarter of 1999 compared to 1998. Related party receivables refer principally to MGI Motorcycle GmbH and the increase of Lit. 2.7 billion results from reduction of local bank credit lines in preparation for the sale to the Company of the 75% of MGI it did not already own in March 2000.

Inventories decreased Lit. 3.1 billion (1998 increase Lit. 1.8 billion) principally due to management action to contain inventory levels given scarce liquidity in the last four months of 1999. The increase in 1998 was principally caused by difficulties in obtaining components to complete newly introduced models.

Trade and other payables increased Lit. 2.6 billion (compared to a 1998 increase of Lit. 4.8 billion). In both cases, the principal causes was a lack of liquidity and inability to make payments to suppliers on due dates. In 1999, this situation was cured in March 1999 when the merger with NAAC closed. In 2000, the Company raised fresh finance through the issuance of preferred stock as described in Note 16 to the Financial Statements and below under "Future Liquidity Needs." The change in related party payables principally relates to payments in the first quarter of 1999 of costs of the NAAC merger which had been financed by TRG and reimbursed from the merger proceeds.

Investment activities

Capital expenditures principally related to tooling for the California Jackal model, introduced in April 1999 and the V-11 Sport model introduced in September 1999 in Europe and routine capital maintenance expenditure. Capital expenditure had been curtailed during all of 1999 due to the Company's lack of liquidity and difficulty in raising finance on a timely basis.

Financing Activities

The increase in advances from banks principally reflects advances against increased trade receivables, as above, and an increase of Lit. 1.2 billion in a credit line guaranteed by OAM S.p.A., a subsidiary of TRG. See Notes 4 and 7 to the Financial Statements.

Cash from the March 1999 merger of Lit. 16 billion reflects the approximately $
8.9 million of cash in the Company at closing. Approximately Lit. 1.4 billion of liabilities and accruals, principally for merger expenses were also acquired, most of which were paid shortly after closing, so that net cash acquired was approximately Lit. 14.6 billion.

In August 1999, certain directors and their affiliates advanced $ 1.25 million (approximately Lit. 2.3 billion) for subscription to a potential preferred stock issue, subsequently effected in February 2000 - See below and Note 16 to Financial Statements.

Subsequent Events-- Issuance of Series B Preferred Stock; Execution and Delivery of Share Purchase Agreement

Issuance of Series B Preferred Stock

On February 25, 2000, the Company issued 123,500 shares of a new Series B Preferred Stock to Fineco and affiliates of Fineco, TRG, OAM, the majority stockholder of the Company, and Barry Fingerhut and William Spier, Directors of the Company, for $100 per share (an aggregate price of $12,350,000). Fineco and its affiliates purchased 60,000 shares and TRG purchased 35,000 shares, for cash. Messrs. Fingerhut and Spier received a total of 12,500 shares in satisfaction of advances they had made to the Company in August 1999 and 16,000 shares were issued to OAM in satisfaction of outstanding loans due to it.

The holders of the Series B Preferred Stock are entitled to receive dividends at the rate of $7 per share per year before any dividends may be paid with regard to the Class A Common Stock, and to receive distribution of $100 per share in liquidation of the Company before any liquidation distributions are made with regard to the Class A Common Stock. The Company is required to redeem the Series B Preferred Stock for $100 per share plus accrued dividends on December 28, 2001. Holders of Series B Preferred Stock do not have voting rights, except that they must approve issuance of securities which would affect the Series B Preferred Stock and the incurrence of debt, other than refinancing of existing debt or lines of credit used by the Company to finance its day-to-day operations.

Each share of Series B Preferred Stock is convertible into Class A Common Stock at a conversion price of $5.00, based upon the liquidation preference of the Series B Preferred Stock ($100, plus accrued dividends, per share), meaning each share of Series B Preferred Stock is convertible into approximately 20 shares of Class A Common Stock.

Under some circumstances (referred to as "Events of Default"), the dividend on the Series B Preferred Stock will increase to $10 per share per year, the conversion price of the Series B Preferred Stock will be reduced to $2 per share of Class A Common Stock, the holders of the Series B Preferred Stock will be entitled to elect a majority of the Company's directors, and the Company will be required to redeem the Series B Preferred Stock for its liquidation preference ($100 per share, plus accrued dividends). These Events of Default include the Company or any Subsidiary being in default on obligations totalling $250,000, and a change of control of the Company (defined to include stockholder approval of a sale of all or substantially all of the Company's assets). At the time of the issuance of the Series B Preferred Stock the Company was in arrears with regard to trade debt totaling more than $250,000. Holders of 48.6% of the outstanding Series B Preferred Stock waived any right to treat that as an Event of Default and similar waivers are being sought from the holders of the remainder of the Series B Preferred Stock. The Company is not in compliance with certain provisions of its credit agreement with Centrobanca S.p.A. If Centrobanca S.p.A. declared a default under that credit agreement, that would constitute an Event of Default with regard to the Series B Preferred Stock.

As described below, on April 14, 2000, the Company agreed, subject to approval by its stockholders, to sell its four operating subsidiaries to Aprilia. That transaction will constitute a sale of substantially all the Company's assets and, therefore, stockholder approval of that transaction probably will constitute an Event of Default with regard to the Series B Preferred Stock.

Execution and Delivery of Share Purchase Agreement

On April 14, 2000, the Company entered into a Share Purchase Agreement with Aprilia providing for the sale of the Company's four operating Subsidiaries: (i) Moto Guzzi, S.p.A., (ii) MGI Motorcycle GmbH, (iii) Moto Guzzi North America Inc., and (iv) Moto Guzzi France S.a.r.l. for Lit. 85.5 billion (approximately $41.85 million) plus or minus the amount by which the Subsidiaries' net worth at April 30, 2000 is more or less than its net worth at December 31, 1999 (which was a negative net worth of Lit. 13.993 billion (approximately $6.85 million)). In addition, Aprilia will satisfy debts of the Subsidiaries to the Company and OAM totaling an estimated Lit. 19 billion (approximately $9.3 million) and will cause OAM to be released from a Lit. 4 billion (approximately $1.95 million) guarantee of obligations of the Subsidiaries.

Under the Share Purchase Agreement, Aprilia will oversee the Subsidiaries' operations beginning May 1, 2000. To carry that out, Aprilia designees will be added to the Subsidiaries' board of directors. Aprilia will lend the Subsidiaries any funds they need to operate between May 1, 2000 and completion of the sale of the Subsidiaries. If the sale of the Subsidiaries does not take place, the loans will be repayable when the Share Purchase Agreement terminates. The obligation to repay the loans will be secured by up to 25% of the shares of the Subsidiaries.

The sale of the Subsidiaries is subject to approval by the Company's stockholders, as well as stockholders' approval of a change of the Company's corporate name to eliminate the words "Moto Guzzi." If the approvals are not obtained by August 31, 2000 Aprilia may terminate the Share Purchase Agreement. OAM, which owns approximately 61% of the Company's Class A Common Stock, and approximately 13% of the Company's Series B Preferred Stock, has agreed to vote all of its stock of the Company in favor of the sale of the Subsidiaries. Assuming that no additional shares of Class A Common Stock are issued by the Company prior to the record date for the voting on the transaction (on conversion of the Series B Preferred Stock or otherwise), the affirmative vote of OAM will be sufficient to ensure stockholder approval of the sale of the Subsidiaries.

In the Share Purchase Agreement, the Company has also agreed to indemnify Aprilia against costs or liabilities resulting from any stockholder litigation instituted in the United States (other than by OAM) with regard to the transaction.

The scheduled closing date for the sale of the Subsidiaries, as set forth in the Share Purchase Agreement, is July 31, 2000, or such other date as may be agreed upon by the parties.

There can be no assurance that the conditions to the sale of the Subsidiaries will be met, or that the sale of the Subsidiaries will occur on the scheduled closing date, or at all. If the sale of the Subsidiaries fails to be consummated such failure is likely to have a material adverse effect on the Company and its Subsidiaries.

Future Liquidity Needs

The discussion set forth below is subject to and qualified by the information set forth above contained under the caption "Execution and Delivery of Share Purchase Agreement".

If the Company were to implement its strategic plan to substantially increase production and sales, it would be required to make total investments in research and product development of some Lit. 50 billion (approximately $28 million) in the five year period from 1999 through 2003. The plan also contemplates investments of Lit. 20 billion (approximately $10 million) in production plant and machinery and information systems. Much of the production machinery at Moto Guzzi's facility is aged and in need of extensive modification, improvement or replacement. Moto Guzzi believes that the existing plant at Mandello del Lario, Italy has a potential production capacity that will be sufficient for its needs for at least the next three/four years and is not actively seeking any other alternatives at the present time. Moto Guzzi will have to make significant investments in the existing plant in order that it can operate competitively. Such required modernization may result in production interruptions.

The Company expects that, over the next four years, significant further capital will be required to complete the planned overhaul. While anticipated increases in sales during the period, if realized, would provide a significant portion of the needed capital, anticipated internally generated cash and currently available bank financing, in the aggregate, will not be sufficient to enable the Company to increase production and sales rapidly enough to generate the remaining needed capital. Moreover, in the five years ended December 31, 1999, Moto Guzzi has not generated cash from operations.

In February 1998 Moto Guzzi obtained a Lit. 10,000 million 10 year credit facility, drawn down in April 1998, with principal repayments commencing from the third year. The terms of the loan included covenants relating to the share capital and equity (according to local Italian accounting principles) of Moto Guzzi S.p.A as at December 31, 1998. Due to the losses in 1998 and delays in closing the merger, Moto Guzzi is not in compliance with these covenants, the consequence of which is that the lender can request immediate repayment of the loan. The loan is classified as a current liability in the balance sheet as at December 31, 1999 and 1998. The Company has advised the lender of the non-compliance. No assurance can be given that negotiations with the lender will successfully conclude on terms satisfactory to the Company.

In August, 1999, certain directors and their affiliates advanced $1.25 million (approximately Lit. 2.3 billion) to meet working capital obligations at such date. The Company has experienced seasonal cash flow shortages in September 1999 through the February 2000 and had accumulated arrearages to suppliers of approximately Lit. 15.0 billion by February 2000. This amount includes approximately Lit. 5.0 billion of supplier payments for which the company habitually has enjoyed extended credit terms beyond due payment dates, but for which no formal arrangements for such extended credit terms exist. As described above, the Company raised $9.5 million in February 2000 to enable it to maintain operations.

The Share Purchase Agreement is subject to a number of material conditions, including approval of shareholders, and there can be no assurance that it will be consummated. If it fails to be consummated such failure is likely to have a material adverse effect on the Company. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                        Page
                                                                        ----
            Report of Independent Public Accountants                     30

            Consolidated Balance Sheets - Assets                         33

            Consolidated Balance Sheets - Liabilities and
            Shareholders' Equity (Deficit)                               34

            Consolidated Statements of Operation                         35

            Consolidated  Statements  of Changes in the  Shareholders'
            Equity (Deficit)                                             36

            Consolidated Statements of Cash Flows                        37

            Notes to Consolidated Financial Statements                   39

            Valuation and Qualifying Accounts                            66

Report of Independent Public Accountants

To the Shareholders and Board of Directors
Moto Guzzi Corporation:

We have audited the accompanying consolidated balance sheets of Moto Guzzi Corporation (a Delaware corporation, formerly North Atlantic Acquisition Corporation) (See Note 1) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' deficit and cash flow for each of the three years in the period ended December 31, 1999, expressed in Italian Lire. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Moto Guzzi Corporation and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company continues as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows. In addition, the Company has to meet certain debt repayment obligations for which financing has yet to be arranged. All of these matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are discussed in Notes 1 and 16. Specifically, the Company entered into a Preliminary Share Sale and Purchase Agreement with a motorcycle manufacturer whereby, if consummated, the Purchaser will acquire all the operating subsidiaries of the Company. As also described in Note 16, pursuant to the Preliminary Share Sale and Purchase Agreement, the Company's majority shareholder has already agreed to vote in favor of this transaction at the shareholders' meeting that will be called to approve the Preliminary Share Sale and Purchase Agreement. The Preliminary Share Sale and Purchase Agreement is subject to a number of material conditions, including approval of shareholders, and there can no assurance that it will be consummated. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule appearing on page 66 of the Form 10-K is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth in relation to the basic financial statements taken as a whole.

Arthur Andersen SpA

April 18, 2000
Milan, Italy

                             MOTO GUZZI CORPORATION

                        Consolidated Financial Statements

                                  Together with

                    Report of Independent Public Accountants

MOTO GUZZI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 1999 and 1998

                                                                       Dec. 31        Dec. 31         Dec. 31
                                                                        1999            1999            1998
ASSETS                                                                 US$'000         Lit. m          Lit. m
Cash and cash equivalents                                           $    1,243      Lit. 2,391      Lit.   217
Receivables                                                             14,778          28,433          24,427

  Trade, less allowance of Lit. 2,350 (1998 - Lit. 2,026)                9,973          19,189          16,288

  Receivables from related parties                                       3,558           6,846           4,167
  Other receivables                                                      1,247           2,398           3,972

Inventories                                                             17,906          34,451          37,682

  Raw materials, components and work-in-process                         10,433          20,073          22,880

  Finished products                                                      7,473          14,378          14,802

Prepaid expenses                                                           138             266             341
                                                                    ----------      ----------       ---------
TOTAL CURRENT ASSETS                                                    34,065          65,541          62,667
                                                                    ----------      ----------       ---------

Property, plant and equipment                                            7,609          14,638          16,787

  Land                                                                     395             760             755

  Buildings                                                              1,451           2,791           2,696
  Machinery and equipment                                               21,394          41,162          38,949
                                                                    ----------      ----------       ---------
  At cost                                                               23,240          44,713          42,400
  Less allowances for depreciation                                     (15,631)        (30,075)        (25,613)

Goodwill net of amortization of  Lit.208
  (1998 - Lit 156)                                                          28              54             106
Investments in and advances to affiliates                                  255             491             651
Other assets                                                               179             344             466
                                                                    ----------      ----------       ---------
TOTAL ASSETS                                                        $   42,136      Lit.81,068      Lit.80,677
                                                                    ==========      ==========       =========

                 See Notes to Consolidated Financial Statements

MOTO GUZZI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 1999 and 1998

                                                                       Dec. 31        Dec. 31         Dec. 31
                                                                        1999            1999            1998
LIABILITIES                                                            US$'000         Lit. m          Lit. m

Advances from banks                                                 $   15,570      Lit.29,957      Lit.27,063
                                                                    ----------      ----------      ----------
Current portion of long-term debt                                        5,975          11,496          11,823
Loans due to related parties                                             1,691           3,254           3,082
Accounts payable                                                        16,742          32,212          28,278
Amounts due to related and affiliated parties                               42              80           1,257
Accrued expenses and other payables                                      3,589           6,904           6,357
                                                                    ----------      ----------      ----------
TOTAL CURRENT LIABILITIES                                               43,609          83,903          77,860
                                                                    ----------      ----------      ----------

Long-term debt, less current portion                                     1,054           2,027           2,986

Loans due to parent company                                                 --              --          13,362

Termination indemnities                                                  4,144           7,973           7,573

Advances for redeemable preferred stock subscription                     1,250           2,405               -

SHAREHOLDERS' DEFICIT                                                   (7,921)        (15,240)        (21,104)

Convertible preferred stock, par value $0.01 per share:
  Authorized 4,750,000 shares;
  94 out of 100 Series A shares issued and converted
      into 94,000 shares of common stock in 1999                            --              --              --

Common stock, par value $0.01 per share:
  Authorised 20,250,000 shares;
  5,589,092 (1998 - 3,327,139) shares outstanding                           52             100              59

Additional paid-in capital                                              20,704          39,834          11,011

Accumulated other comprehensive income                                      69             133             157
Accumulated deficit                                                    (28,746)        (55,307)        (32,331)
                                                                    ----------      ----------      ----------
LIABILITIES & SHAREHOLDERS' DEFICIT                                 $   42,136      Lit.81,068      Lit.80,677
                                                                    ==========      ==========      ==========

                 See Notes to Consolidated Financial Statements

MOTO GUZZI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
December 31, 1999, 1998 and 1997

                                                                       Dec. 31        Dec. 31         Dec. 31         Dec. 31
                                                                        1999            1999            1998           1997
                                                                      US $'000        Lire m.         Lire m.         Lire m.
Net sales                                                           $   44,819     Lit. 86,232     Lit. 83,760         80,987
Cost of sales                                                          (41,213)        (79,293)        (77,369)       (71,473)
                                                                    ----------     -----------     -----------     ----------
                                                                         3,606           6,939           6,391          9,514

Selling, general and administrative expenses                           (10,708)        (20,602)        (16,033)       (13,824)

Research and development                                                (1,494)         (2,874)         (4,336)        (3,125)
Share of losses of affiliate                                               (86)           (165)             --             --
Reorganization costs                                                      (438)           (843)         (1,599)            --
                                                                    ----------     -----------     -----------     ----------

Operating loss                                                          (9,120)        (17,545)        (15,577)        (7,435)

Interest expense                                                        (2,519)         (4,847)         (4,284)        (3,640)

Other (expense)/income, net                                               (258)           (496)             81            741
                                                                    ----------     -----------     -----------     ----------

Loss before income taxes                                               (11,897)        (22,888)        (19,780)       (10,334)

Income taxes                                                               (46)            (88)           (519)          (235)
                                                                    ----------     -----------     -----------     ----------

Net loss                                                            $  (11,943)    Lit.(22,976)    Lit.(20,299)       (10,569)
                                                                    ==========     ===========     ===========     ==========

LOSS PER SHARE:                                                         US $            Lire            Lire           Lire

Basic                                                               $    (2.31)    Lit.(4,440)     Lit.(6,101)         (3,177)
                                                                    ==========     ===========     ===========     ==========

Diluted                                                             $    (2.31)    Lit.(4,440)     Lit.(6,101)         (3,177)
                                                                    ==========     ===========     ===========     ==========

Weighted average number of common shares outstanding during the period

Basic                                                                5,174,481      5,174,481       3,327,139       3,327,139
                                                                    ==========     ===========     ===========     ==========

Diluted                                                              5,226,852      5,226,852       3,327,139       3,327,139
                                                                    ==========     ===========     ===========     ==========

                 See Notes to Consolidated Financial Statements

MOTO GUZZI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME/(LOSS)
December 31, 1999, 1998 and 1997

                                         Common Stock         Class A     Additional    Accumulated   Accumulated  SHARE-   Compre-
                                                             Preferred      Paid-In        Other       Deficit     HOLDERS  hensive
                                                               Stock        Capital    Comprehensive               EQUITY   Income/
                                                                                          Income                            (Loss)
                                       Shares     Amount   Shares  Amount
At January 1, 1997             Lit.m  3,034,889     54        --     --        8,083         23        (1,463)     6,697
Net loss                                     --     --        --     --           --         --       (10,569)   (10,569)   (10,569)
Translation adjustment                       --     --        --     --           --        202            --        202        202
Issuance of shares                      292,250      5        --     --        2,928         --            --      2,933         --
At December 31, 1997           Lit.m  3,327,139     59        --     --       11,011        225       (12,032)      (737)   (10,367)
Net loss                                     --     --        --     --           --         --       (20,299)   (20,299)   (20,299)
Translation adjustment                       --     --        --     --           --        (68)           --        (68)       (68)

At December 31, 1998           Lit.m  3,327,139     59        --     --       11,011        157       (32,331)   (21,104)   (20,367)
Net loss                                     --     --        --     --           --         --       (22,976)   (22,976)   (22,976)
Translation adjustment                       --     --        --     --           --        (24)           --        (24)       (24)
Recapitalization -
Parent company debt exchange            871,953     16        --     --       13,346         --            --     13,362         --
Issuance of shares in merger          1,296,000     23        94     --       14,563         --            --     14,586         --
Conversion of preferred stock            94,000      2       (94)    --           (2)        --            --         --         --
Shares issuable for renewal
of Parent credit lines                       --     --        --     --        1,222         --            --      1,222         --

Less: Relating to future
finance expense                              --     --        --     --         (306)        --            --       (306)        --
At December 31, 1999           Lit.m  5,589,092    100        --     --       39,834        133       (55,307)   (15,240)   (23,000)

At December 31, 1999           $'000               52                --        20704         69       (28,746)    (7,921)   (11,954)

Accumulated other comprehensive income consists of the cumulative translation difference from the conversion of balance sheets of non-Italian entities.

                  See Notes to Consolidated Financial Statement

MOTO GUZZI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
December 31, 1999, 1998 and 1997

                                                                       Dec. 31        Dec. 31         Dec. 31         Dec. 31
                                                                        1999            1999            1998           1997
                                                                       US$'000         Lit. m          Lit. m         Lit. m
Net loss                                                            $  (11,943)    Lit.(22,976)    Lit.(20,299)   Lit.(10,569)

Adjustments to reconcile net loss to net
 cash used by operating activities:
 Depreciation and amortization                                           2,277           4,381           3,509          2,480
 Loss/(gain) on sales of operating assets                                   21              40            (207)          (489)
 Accruals of termination indemnities                                       513             987           1,020          1,221
 Payments of termination indemnities                                      (305)           (587)         (1,450)          (372)
 Share of losses of affiliates                                              86             165              --             --
 Warrant issued for finance expense                                        476             916              --             --
 Reserves for tooling, inventory and receivables                           651           1,253           3,186          3,243
 Other operating activities                                                 16              28             464            559
Changes in operating assets and liabilities:
 Trade and other receivables                                              (647)         (1,244)         (2,700)         8,205
 Related party receivables                                              (1,392)         (2,679)          1,531         (5,448)
 Inventories                                                             1,602           3,082          (1,773)       (10,516)
 Prepaid expenses                                                           43              83            (223)           (65)
 Accounts payable and accrued expenses                                   1,348           2,594           4,831          3,769
 Related party payables                                                   (701)         (1,348)            829            200
                                                                    ----------     -----------     -----------    -----------

Net cash used by operating activities                                   (7,955)        (15,305)        (11,282)        (7,782)
                                                                    ----------     -----------     -----------    -----------
Investing activities:
 Proceeds from disposal of operating assets                                 47              91             297            619
 Purchases of property, plant and equipment                             (1,072)         (2,062)         (6,167)        (3,887)
                                                                    ----------     -----------     -----------    -----------

Net cash used by investing activities                                   (1,025)         (1,971)         (5,870)        (3,268)
                                                                    ----------     -----------     -----------    -----------
Financing activities

 Increase/(decrease) in advances from banks                              1,304           2,508            (239)         5,540
 Proceeds from merger                                                    8,319          16,006              --             --
 Proceeds from issuance of preferred stock                                  --              --              --          2,933
 Advances for subscription of preferred stock                            1,182           2,274              --             --
 Parent company financing                                                   --              --           3,000          7,800
 Proceeds from long-term debt                                              195             375          10,000            212
 Principal payments of long-term debt                                     (908)         (1,747)         (1,663)        (1,347)
                                                                    ----------     -----------     -----------    -----------

Net cash provided by financing activities                               10,092          19,416          11,098         15,138
                                                                    ----------     -----------     -----------    -----------

Increase/(decrease) in cash                                              1,112           2,140          (6,054)         4,088

Exchange movement on opening cash                                           18              34             (81)            54

Cash, beginning of period                                                  113             217           6,352          2,210
                                                                    ----------     -----------     -----------    -----------
Cash, end of period                                                 $    1,243           2,391             217          6,352
                                                                    ==========     ===========     ===========    ===========

Supplemental Notes on Non-Cash Activities

Fixed assets for Lit. 760 million were acquired in 1997 by way of finance leases, assuming lease obligations at inception of Lit. 570 million. Lit. 1,420 million of liabilities were assumed in the 1999 merger with NAAC.

Other supplemental information

Interest paid amounted to Lit. 3,595, Lit. 3,759 and Lit. 3,268 million in 1999, 1998 and 1997 respectively.

                 See Notes to Consolidated Financial Statements

MOTO GUZZI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999

1. BACKGROUND AND ORGANIZATION

Background of the Company; Merger with Guzzi Corp.

Moto Guzzi Corporation (the "Company"), was originally incorporated in Delaware on August 9, 1995 under the name of North Atlantic Acquisition Corporation ("NAAC") to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with an operating business. On August 27, 1997 the Company consummated an initial public offering consisting of 800,000 Units and 150,000 shares of Class B Common Stock, with each Unit consisting of one share of Class A Common Stock and one warrant to purchase shares of Class A Common Stock, which resulted in net proceeds to the Company of approximately $8,000,000.

On August 18, 1998, the Company and TRG, entered into a definitive agreement and plan of merger and reorganization, as amended (the "Merger Agreement"), pursuant to which Guzzi Corp. merged with and into the Company, with the Company as the surviving corporation (the "Merger"). Prior to the Merger, TRG and its majority-owned subsidiary, OAM, together owned all the outstanding common stock of Guzzi Corp.

Background of Moto Guzzi

Moto Guzzi S.p.A., the Italian manufacturer of Moto Guzzi motorcycles, had been a subsidiary of Trident Rowan Group, Inc. ("TRG") since 1972 and was a wholly-owned subsidiary of TRG from July 1995 through March 5, 1999. Effective January 1, 1996, TRG acquired 100% of the outstanding capital of Moto Guzzi North America Inc., the exclusive importer of Moto Guzzi motorcycles in the United States. On October 9, 1996, TRG formed Moto Guzzi Corp. ("Guzzi Corp.") as a holding company for its interests in the Moto Guzzi motorcycle operations and transferred its 100% interests in Moto Guzzi S.p.A. and Moto Guzzi North America Inc. to Moto Guzzi Corporation. Guzzi Corp. was merged into a cash shell, North Atlantic Acquisition Corp. ("NAAC", or "the Company") in March 1999. NAAC changed its name to Moto Guzzi Corporation and changed its common stock ticker symbol to "GUZI".

While NAAC is the surviving company in the Merger, for accounting purposes the Merger is treated as a reverse acquisition of NAAC by Guzzi Corp. Accordingly, financial data presented for periods prior to the Merger is that of the Moto Guzzi operations and not of NAAC.

Private Offering of Convertible Preferred Securities in 1996/1997

In December 1996 and January 1997, Guzzi Corp. had consummated a private offering of redeemable convertible preferred stock and common stock purchase warrants which raised an aggregate of approximately $5,218,000 (Lit. 8,034 million at the then prevailing exchange rates), net of expenses. In March 1999, the preferred stockholders were party to the Merger described below and exchanged their preferred stock and common stock warrants for Class A Common Stock of the Company.

March 1999 Merger of Guzzi Corp. into NAAC

On August 18, 1998, NAAC, Guzzi Corp., and for certain provisions, TRG, entered into a Merger Agreement, pursuant to which Guzzi Corp. merged with and into NAAC, with NAAC being the surviving corporation. The Merger was approved on March 4, 1999 and consummated on March 5, 1999. On March 4, 1999, the Company's Class B shareholders also eliminated authorization of NAAC's Class B Common Stock and approved conversion of each share of Class B Common Stock into 2 shares of Common Stock and 2 Class A Warrants.

The shareholders of Guzzi Corp. received an aggregate of 4,199,092 shares or approximately 76.4% of the post-Merger shares of the Company (excluding any shares of the Company's formerly designated Class A Common Stock issuable upon exercise of any options or warrants) and Guzzi Corp., is, therefore, the accounting acquiror. The cost of the acquisition of NAAC is based on the fair value of the Company's assets and liabilities as of the date of the Merger of Lit. 14,586 million (approximately U.S. $8,153,000 at the then prevailing exchange rate), represented by Lit. 16,006 million in cash ($8,947,000) less Lit. 1,420 million ($794,000) of payables and accrued expenses, principally in respect of merger expenses. Additionally, an aggregate of 30,000 shares of Class A Common Stock with a fair value of Lit. 591 million ($330,000) were issued to Graubard, Mollen & Miller, counsel to the Company, contingent upon consummation of the Merger in payment of fees relating to the Merger and 350,000 Class A Warrants with an exercise price of $10.00 were issued to the Company's investment bankers.

MOTO GUZZI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999

1. BACKGROUND AND ORGANIZATION (CONTINUED)

Liquidity and going concern

The Company has suffered recurring losses from operations and negative cash flows during the last three years. The Merger with NAAC in March 1999 raised approximately Lit. 14.6 billion which, however, was not sufficient to fund its operations and cash flow needs through 1999. As described below under "Liquidity" certain directors and their affiliates advanced $1.25 million to the Company in August 1999 (approximately Lit. 2.3 billion at such date). As described in Note 16 below, on February 25, 2000, the Company raised $9.5 million (approximately Lit. 19.0 billion at such date) by way of issue of convertible redeemable preferred stock and the $1.25 million of advances above plus $1.6 million (approximately Lit. 3.2 billion) of loans due to OAM S.p.A. were also converted into such securities on the same date. The terms of these securities include an "Event of Default" clause which would penalize the Company's common stock holders in an Event of Default.

Moto Guzzi is also not in compliance with certain covenants related to a Lit. 10,000 million credit facility which facility has been classified as a current liability in the consolidated balance sheet. The Company disclosed this matter to the lender at the end of 1998. The lender has not declared the loan in default and negotiations with the lender to define revised terms of this loan have not been concluded. There can be no assurance that such negotiations will conclude on terms satisfactory to the Company.

Arrears of payment to suppliers, which reached approximately Lit. 15 billion in January 2000, prior to the above financing, have also affected component supply and production in the first quarter of 2000 and thus limited the Company's ability to generate cash from operations. The financing raised in February is expected to enable the Company to operate at least through July 2000. Due to seasonal factors and continuing losses, the Company may again have difficulties in meeting current payables to suppliers after August 2000, if it does not obtain further finance or the sale of the Subsidiaries is not completed.

On April 14, 2000 the Company entered into a Share Purchase Agreement providing for the sale of its four operating Subsidiaries. There can be no assurance that the sale of the Subsidiaries will occur or that the Company will be able to raise alternative finance on satisfactory terms, or at all. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Reporting currency

The primary financial statements are shown in Italian Lire because all of the Company's material operating entities are based and operate entirely in Italy. Translation of lire amounts into U.S. Dollar amounts is included solely for the convenience of the readers of the financial statements and has been calculated at the rate of Lit. 1,924 to $1.00, the approximate exchange rate at December 31, 1999. It should not be construed that the assets and liabilities, expressed in U.S. dollar equivalents, can actually be realized in or extinguished in U.S. dollars at that or any other rate. All currency amounts in these financial statements are in Lire unless specifically designated in other currencies.

MOTO GUZZI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999

2. SIGNIFICANT ACCOUNTING POLICIES

Accounting principles

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

1996 Transfer by TRG of operating subsidiaries

The financial statements include the effects of the 1996 acquisition of Moto North America Inc. as such transaction was reflected in the financial statements of the parent company, TRG. Additionally, the issuance of 6,000,000 shares of the Company's common stock to TRG in exchange for the outstanding shares of Moto Guzzi S.p.A. and Moto North America Inc. was accounted for at TRG's carrying value of the consolidated net assets of such companies at the effective date of October 1, 1996.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Foreign currency translation

The financial statements of non-Italian entities have been translated from the applicable functional currency to Italian lire using the year-end exchange rate for balance sheet items and the average exchange rate for the year for statement of operation items. The translation differences resulting from the change in exchange rates from year to year have been reported separately as a component of shareholders' equity.

Foreign currency transactions

Transactions, receivables and payables denominated in currencies other than the functional currency are recorded at the exchange rate in effect on the transaction date. Such receivables and payables are adjusted to current exchange rates as of the date paid or the balance sheet date, whichever is earlier. Gains and losses are included in "other income, net" in the statements of operations.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Revenue recognition

Revenues from sale of products are recorded upon shipment, which is when title passes.

Research and development

The Company is continuously engaged in company-sponsored programs of product improvement and development, the costs of which are expensed as they are incurred.

MOTO GUZZI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories are stated at the lower of cost or market with cost being determined principally by the last- in, first-out (LIFO) method applying average cost of the year to increases in inventory quantities. If inventories had been determined by the lower of cost or market value using the first-in, first-out
(FIFO) method, which approximates current cost, inventories would have been greater by approximately Lit. 1,000 million and Lit. 3,000 million in 1998.

Long-lived assets

The Company adopted Financial Accounting Standards Board (FASB) Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" in 1996. This statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts and also addresses the accounting for long-lived assets that are expected to be disposed of. The Company continually reviews the carrying value of long-lived assets and long-lived assets to be disposed of.

Goodwill

On purchases of businesses, the excess of the purchase price over the fair value of assets acquired is accounted for as goodwill and is amortized on a straight-line basis over a period determined by the Company taking into consideration the nature of the business acquired.

Property, plant and equipment

Property, plant and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over 30 years and plant and machinery, tooling and computer equipment over lives ranging from 3 to 10 years.

Termination indemnities

All employees of the Company's Italian subsidiaries are entitled to receive severance pay in accordance with the terms of applicable national labor law and contracts. The liability for severance pay is accrued for service to date and is payable immediately on termination. The liability is calculated in accordance with the individual employee's length of service, employment category and compensation and is adjusted annually by a cost of living index provided by the Italian Government. There is no vesting period or funding requirement associated with the liability. The liability recorded in the consolidated balance sheets is the amount that the employee would be entitled to if the employee separates from the Company immediately.

Income taxes

Income taxes are provided by each entity included in the consolidation in accordance with local laws. Deferred income taxes have been provided using the liability method in accordance with FASB Statement No. 109, "Accounting for Income Taxes."

Statements of cash flows

Advances from banks arise primarily under the Company's short-term lines of credit with its banks. These short-term obligations are payable on demand. The cash flows for these items are included in the caption "Net increase in advances from banks" in the Consolidated Statements of Cash Flows.

Accumulated Other Comprehensive Income

In 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components in annual and interim financial statements. In the Company's case comprehensive income includes net income and translation difference from the conversion of balance sheets of non-Italian entities. The Company has chosen to disclose comprehensive income in the Consolidated Statements of Stockholders' Equity.

New Accounting Standard

In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" SFAS No. 133 which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognised in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. SFAS No. 133 as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000 but may be adopted earlier. The Company has not yet determined the effect of adoption of SFAS No. 133 and has not determined the timing or method of adoption.

Reclassifications

Comparative figures for 1998 and 1997 have been reclassified to conform with the 1999 presentation.

MOTO GUZZI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999

3. RECEIVABLES FROM RELATED PARTIES

                                          Dec. 31       Dec. 31        Dec. 31
                                           1999           1999           1998
                                          US$'000        Lit. m         Lit. m

MGI Motorcycle GmbH                         3,438          6,614          3,852
OAM S.p.A.                                      4              7              7
Trident Rowan Group, Inc.                     116            225            308
                                       ----------   ------------   ------------
                                       $    3,558   Lit.   6,846   Lit.   4,167
                                       ==========   ===========-   ============

The amounts at December 31, 1999 and 1998 due from MGI Motorcycle GmbH, a 25% owned affiliate acquired in 1997, resulted from the purchase of products and services from the Company. Sales to MGI Motorcycles GmbH, consisting primarily of motorcycles and parts, were Lit. 11,236 million in 1999 and Lit. 12,715 million and Lit. 14,410 million in 1998 in 1997, respectively. In March 2000, Moto Guzzi Corp. acquired the outstanding 75% of MGI Motorcycles GmbH it did not already own. See Note 16.

4. ADVANCES FROM BANKS AND CREDIT ARRANGEMENTS

The operating subsidiaries of the Company have lines of credit arrangements with a number of Italian banks. Under these, the Company, at December 31, 1999, could have borrowed up to approximately Lit. 40 billion. Such credit lines are principally in respect of advances against trade receivables. The line of credit arrangements do not have termination dates and are periodically reviewed. The average interest rate on advances from banks was approximately 6.5% both at December 31, 1999 and 1998. Included in bank advances is a credit line amounting to approximately Lit. 4,000 million (Lit. 2,800 million at December 31, 1998) which is secured by deposits made by OAM S.p.A. (See Note 7).

5. ACCRUED EXPENSES AND OTHER PAYABLES

                                             Dec. 31     Dec. 31        Dec. 31
                                              1999         1999          1998
                                             US$'000      Lit. m        Lit. m

Salaries, wages and related items              1,758         3,383        4,245
Warranty reserves                                624         1,200        1,200
Other                                          1,207         2,321          912
                                           ---------   -----------   ----------
                                           $   3,589   Lit.  6,904   Lit. 6,357
                                           =========   ===========   ==========

MOTO GUZZI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999

6. LONG-TERM DEBT

                                                               Dec. 31        Dec. 31    Dec. 31
                                                                1999            1999       1998
                                                               US$'000         Lit. m     Lit. m
Mortgage note payable, secured by substantially all
  Italian fixed assets of motorcycle operations. Interest
  10.08% payable in semi-annual installments                      545          1,049      2,100

Mortgage note payable, secured by second mortgage
  over Italian real estate.  Interest 6% payable in
  quarterly installments from 2000 through 2007                 5,198         10,000     10,000

Mortgage note payable, secured by real estate of
  Moto Guzzi North America, Inc. Interest 8.25%,
  payable in monthly installments through 2011                    211            406        368

Industry Ministry L.46/82 loan, 1.9875% through 2002,
  7.95% thereafter, payable in installments from 2002             456            878        878

Finance leases                                                    425            818      1,343

Sundry notes payable                                              193            372        120
                                                             --------        -------    -------
                                                                7,028         13,523     14,809
Less current portion                                           (5,974)       (11,496)   (11,823)
                                                             --------        -------    -------
                                                             $  1,054     Lit. 2,027      2,986
                                                             ========        =======    =======

In February 1998, Moto Guzzi S.p.A. obtained a Lit. 10,000 million 10 year credit facility, drawn down in April 1998, with principal repayments commencing from the third year. The terms of the loan include covenants relating to the share capital and equity (according to local Italian accounting principles) of Moto Guzzi S.p.A. Due to losses, Moto Guzzi S.p.A. is not in compliance with these covenants, the consequence of which is that the lender can request immediate repayment of the loan. The loan has been classified as a current liability in the consolidated balance sheets at December 31, 1999 and 1998. The Company has advised the lender of the non-compliance. No assurance can be given that negotiations with the lender will successfully conclude on terms satisfactory to the Company.

Maturities of long-term debt as of December 31, 1999

                                                       Dec. 31        Dec. 31
                                                        1999           1999
                                                       US$'000        Lit. m

2000                                                      5,975         11,496
2001                                                        158            304
2002                                                        112            216
2003                                                         45             87
2004 and thereafter                                         738          1,420
                                                     ----------   ------------
                                                     $    7,028   Lit.  13,523
                                                     ==========   ============

MOTO GUZZI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999

7. LOANS DUE TO PARENT COMPANY

On October 1, 1998, a bridge loan of Lit. 3,000 million was made by Mr. Gianni Bulgari to OAM S.p.A. who lent the proceeds to Guzzi Corp. to provide financing in anticipation of the consummation of the merger with NAAC. The loan by OAM S.p.A. to Guzzi Corp. was made on the same terms and conditions as the loan by Mr. Bulgari to OAM S.p.A. and bore interest at 10% and a flat fee of 1%, through March 31, 1999. The Company had sought similar financing from third parties and the terms and conditions above were more favorable than any expressions of interest by third parties. The Lit. 3,000 million loan from Mr. Bulgari was repaid in May 1999 by OAM S.p.A.

The loan was, however, not repaid to OAM S.p.A. by the Company on its expiry of March 31, 1999 and in July 1999, the Company agreed to issue 100,000 shares to OAM S.p.A. at a subscription price of $0.01 each on condition that OAM S.p.A. reduced the interest rate on this loan to 4% and maintained both this loan and collateral of Euro 2,050,000 deposited as security for a bank credit line of Moto Guzzi S.p.A. through March 31, 2000. The Company has accounted for the fair value of the 100,000 shares issuable to OAM S.p.A. of Lit. 1,222 million as finance expense to be amortized over the period for which OAM S.p.A. agreed to maintain in place its loans and funds deposited as collateral. Amounts related to future periods are shown in the balance sheet as a deduction from additional paid-in capital.

On February 25, 2000, OAM S.p.A. subscribed to an issue of redeemable preferred stock of the Company - See Note 16, making such subscription by applying $1,600,000 of the balance of the above loan and accrued interest. As part of such subscription agreement, the Company agreed that OAM. S.p.A. will keep all its rights to subscribe to 100,000 shares at $0.01, above. OAM S.p.A. will maintain its collateral deposit of Euro 2,050,000 securing part of the Company's credit lines in place through June 30, 2000 or the closing of the sale transaction described in Note 16.

8. AMOUNTS DUE TO RELATED PARTIES

                                   Dec. 31      Dec. 31       Dec. 31
                                    1999         1999          1998
                                   US$'000      Lit. m        Lit. m

Trident Rowan Group, Inc.               --           --           1,175
OAM S.p.A.                              42           80              82
                                 ---------   ----------     -----------
                                 $      42   Lit.    80     Lit.  1,257
                                 =========   ==========     ===========

9. REORGANIZATION EXPENSE

In April 1998 Guzzi Corp. entered into an agreement with Philips S.p.A., subject to the fulfillment of certain conditions, for the purchase by Guzzi Corp. of the Philips Vision Industries' plant in Monza, Italy. In September 1998, Guzzi Corp. terminated the discussions as agreement with labor unions had not been obtained and the delays in closing meant that logistics for transferring activities were no longer favorable.

Following these events, Guzzi Corp. reviewed its short-term strategies and product plans, taking into consideration certain proposed products whose introduction was connected with the potential new factory and also other new products slated to be introduced in 1999 to replace existing models. Management further reviewed its short-term strategies and product plans following unanticipated delays in the closing of the merger with NAAC and recorded charges aggregating Lit. 4,062 million in 1998, principally relating to write-offs of tooling (Lit. 1,063 million) and inventory (Lit. 2,463 million) of models which the Company terminated production in 1999 and costs directly connected with the proposed move of the Company's plant (Lit. 315 million). The cost of inventory written off has been charged to cost of sales and other costs of Lit. 1,599 are shown in the income statement as reorganization costs.

At the end of 1999, management again reviewed its product plans, taking into consideration continuing financial constraints, and recorded Lit. 843 million in respect of write-offs of tooling related to development projects.

MOTO GUZZI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999

10. OTHER (EXPENSE)/INCOME

                                                    Dec. 31         Dec. 31         Dec. 31         Dec. 31
                                                     1999             1999            1998           1997
                                                   US $'000         Lire m.         Lire m.         Lire m.
Interest income                                        121               233             227            288
Currency exchange gain/(loss)                          153               295            (115)           133
(Loss)/gain on disposal of operating assets            (21)              (40)            207            489
Employee termination costs                            (349)             (672)           (221)             -
Other                                                 (204)             (392)            (17)          (169)
                                                  --------         ---------       ---------      ---------
                                                  $   (258)             (496)             81            741
                                                  ========         =========       =========      =========

11. INCOME TAXES

Loss before income taxes:                           Dec. 31         Dec. 31         Dec. 31         Dec. 31
                                                     1999             1999            1998           1997
                                                   US $'000         Lire m.         Lire m.         Lire m.

United States                                       (1,823)           (3,508)         (1,149)          (255)
France                                                 (57)             (110)           (513)           (31)
Italy                                              (10,017)          (19,270)        (18,118)       (10,048)
                                                  --------         ---------       ---------      ---------
                                                  $(11,897)          (22,888)        (19,780)       (10,334)
                                                  ========         =========       =========      =========

Provision for income taxes                          Dec. 31         Dec. 31         Dec. 31         Dec. 31
                                                     1999             1999            1998           1997
                                                   US $'000         Lire m.         Lire m.         Lire m.
Current tax:
United States                                          (40)              (78)             15            235
Italy                                                   86               166             504              -
                                                  --------         ---------       ---------      ---------
                                                        46                88             519            235
                                                  ========         =========       =========      =========

Deferred tax                                            --                --              --             --
                                                  --------         ---------       ---------      ---------
                                                  $     46         Lit.   88       Lit   519      Lit.  235
                                                  ========         =========       =========      =========

MOTO GUZZI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999

11. INCOME TAXES (CONTINUED)

Deferred taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances have been recorded for the deferred tax assets as management believes it more likely than not that these assets will not be realized. Significant components of the Company's deferred tax assets are as follows:

                                            Dec. 31        Dec. 31         Dec. 31         Dec. 31
                                             1999            1999            1998           1997
                                           US $'000        Lire m.         Lire m.         Lire m.
Short-term reserves                           2,628           5,056           5,083          3,136
Carrying value of fixed assets                  960           1,848           1,906          1,762
Research and development                      1,424           2,740           2,628          1,997
Net operating loss carryforwards              6,718          12,926           6,016          1,277
                                           --------         -------         -------        -------
                                             11,730          22,570          15,633          8,172
Valuation allowance                         (11,730)        (22,570)        (15,633)        (8,172)
                                           --------         -------         -------        -------
Net deferred tax assets                    $     --              --              --             --
                                           ========         =======         =======        =======

Tax reconciliation to credit at statutory U.S. federal rate

The effective provision for income taxes varied from the income tax credit calculated at the statutory U.S. federal income tax rate as follows:

                                                                       Dec. 31         Dec. 31         Dec. 31         Dec. 31
                                                                         1999            1999            1998           1997
                                                                       US $'000        Lire m.         Lire m.         Lire m.
Computed tax credit at U.S. Federal rate                                (4,163)          (8,010)         (6,923)        (3,617)
Losses and timing differences for which valuation

  allowance provided                                                     4,084            7,856           6,402          3,483
Elimination of inter-company profits                                       (42)             (79)            129            132
Non-deductible expenses and other                                           76              147             392            213
Local taxes                                                                 91              174             519             24
                                                                    ----------    -------------   -------------  -------------
                                                                    $       46    Lit.       88   Lit.      519  Lit.      235
                                                                    ==========    =============   =============  =============

MOTO GUZZI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999

11. INCOME TAXES (CONTINUED)

Tax losses

At December 31, 1999 the Company had net operating loss carry-forwards for Italian federal income tax purposes which expire as follows:

                                                      Dec. 31      Dec. 31
                                                       1999          1999
                                                      US$'000       Lit. m

2002                                                       40              77
2003                                                    1,793           3,450
2004                                                    6,617          12,732
2005                                                    9,706          18,675
                                                    ---------     -----------
                                                    $  18,156     Lit. 34,934
                                                    =========     ===========

12. EXPORT SALES AND GEOGRAPHIC INFORMATION

Export sales

The Company exports its products throughout the world. Sales by geographic destination were as follows:

                                                1999         1998         1997

Italy                                           33.2%        37.4%        33.9%
Other Europe                                    40.9%        41.0%        46.1%
 Of which: France (subsidiary)                  11.0%        10.2%         8.6%
           Germany (affiliate)                  12.9%        15.2%        17.9%
United States (subsidiary)                      20.3%        16.8%        16.1%
Elsewhere                                        5.6%         4.8%         4.0%

Transfers of products between geographical areas

Sales of motorcycles and parts from the Italian production facilities of the Company's motorcycle business to its U.S. exclusive importer, Moto Guzzi North America Inc., amounted to Lit. 12,798 million in 1999 (Lit. 11,783 million and Lit. 10,631 million in 1998 and 1997 respectively). Sales to its French exclusive importer, Moto Guzzi France, S.a.r.l. amounted to Lit. 7,111 million in 1999 (Lit. 8,604 million and Lit. 6,959 million in 1998 and 1997 respectively).

Sales prices are accounted for on a basis comparable to those for non affiliated customers.

MOTO GUZZI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999

12. EXPORT SALES AND GEOGRAPHIC INFORMATION (CONTINUED)

Identifiable assets       Dec. 31        Dec. 31         Dec. 31         Dec. 31
                           1999            1999            1998           1997
                         US $'000        Lire m.         Lire m.         Lire m.

Italy                      33,660          64,761          66,270         72,480
United States               5,565          10,706           9,036          7,770
France                      2,911           5,601           5,371          4,444
                        ---------        --------       ---------      ---------
                        $  42,136          81,068          80,677         84,694
                        =========        ========       =========      =========

The Company's only production plant is based in Italy. Assets in the United States and France are principally represented by inventories and trade receivables. The company also owns its warehouse facility in the United States, which has a book value of Lit. 600 million at December 31, 1999.

13. STOCK OPTIONS AND WARRANTS, EARNINGS PER SHARE AND ACCOUNTING FOR OPTIONS

Class A Warrants traded on the OTC/BB market under the ticker "GUZIW"

On August 27, 1997, NAAC sold 800,000 units ("units") and 150,000 shares of Class B exchangeable common stock in a public offering. Each unit consisted of one share of the Company's Class A Common Stock and one Class A Warrant. Each Class A Warrant entitles the holder to purchase from the Company one share of Class A Common Stock at an exercise price of $9.00; each share of Class B Common Stock entitled the holder to receive two units in exchange for each Class B share 90 days after the date of a business combination. The Class A Warrants expire in August 2002 and are redeemable, as a class, in whole and not in part, at a price of $.05 per Warrant upon 30 days' notice at any time provided that the Company's stockholders have approved a business combination and the last sale price of the Class A Common Stock has been $11.00 or higher for 10 of the trading days prior to the day on which the Company gives notice of redemption.

Also, as part of the Merger, certain directors of NAAC subscribed for 30,000 Class B options prior to the closing of the Merger. The 180,000 shares of Class B Common Stock were eliminated on the consummation of the Merger and each share of Class B Common Stock was converted to two shares of Class A Common Stock and two Class A Warrants, resulting in the issue of 360,000 Class A Warrants. The 1,160,000 Class A Warrants resulting from NAAC's public offering and the conversion of Class B Common Stock are traded on the OTC/BB market under the ticker "GUZIW."

Underwriter warrants and options and other NAAC options and warrants prior to Merger

In October 1996, NAAC granted options to purchase 133,333.3 units (units consisting of one share of Class A Common Stock and one Class A Warrant) to the Company's two then new directors and to a founder. The options are exercisable for a period of three (3) years from the date of a business combination at an exercise price of $12.50 per unit. 50,000 of such options are held by David Mitchell, a director of the Company.

The underwriters engaged by NAAC in its public offering received a warrant to purchase 80,000 shares of Class A Common Stock and 80,000 Class A Warrants, at an exercise price of $11.00 per share and a warrant and to purchase 15,000 shares of Class B Common Stock for $11.00 per share (the "Class B Warrant"). Pursuant to the elimination of Class B Common Stock on March 4, 1999, the Class B Warrant now entitles the holder to purchase 30,000 shares of Class A Common Stock and 30,000 Class A Warrants for an exercise price of $5.50 for each unit consisting of one share of Class A Common Stock and one Class A Warrant.

Other warrants

In connection with the Merger, the Company issued 800,000 "Nominal Warrants" to the Guzzi Corp. shareholders. Such warrants to subscribe to shares of Class A Common Stock would be exercisable at $0.01 each only if the Company achieved certain operating income in 1999, or a revised target in 2000. In July 1999, OAM cancelled 100,000 of such warrants that it held in connection with agreements for providing ongoing financing to the Company and for which it received a separate warrant. See Note 7. The Company did not reach the operating income target in 1999 and does not expect to achieve the target in 2000.

Upon closing of the Merger, the Company issued warrants to Allen & Company Incorporated and EBI Securities Corporation ("EBI") to purchase 315,000 shares of Class A Common Stock, and 35,000 shares of Class A Common Stock, respectively, each at an exercise price of $10.00 per share. The warrants may be exercised at any time prior to July 1, 2003.

On March 25, 1999, the Company issued a warrant to Elliott Broidy to purchase 25,000 shares of Class A Common Stock at an exercise price of $9.00 per share. The warrant terminates on March 24, 2003. On March 31, 1999, pursuant to an investment banking agreement between the Company and EBI, the Company issued a warrant to EBI to purchase 225,000 shares of Class A Common Stock at an exercise price of $9.00 per share. In connection with this agreement, EBI agreed to the cancellation of its 35,000 warrants referred to above.

As described in Note 7, in July 1999 the Company issued OAM a warrant (the "OAM warrant") to purchase 100,000 shares of Class A Common Stock at an exercise price of $0.01 per share in consideration for financing provided by OAM.

Stock Option Plan

On July 23, 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan") and the

1998 Plan for Outside Directors. Both Option Plans were subject to stockholder approval and consummation of the Merger which duly occurred in March 1999.

The 1998 Plan provides for the grant of options to purchase up to an aggregate of 1,250,000 shares of the Company's Common Stock to be made to employees, officers, directors and consultants of the Company and its subsidiaries after the Merger. The 1998 Plan provides both for incentive stock options ("Incentive Options"), and for options not qualifying as Incentive Options ("Non Qualified Options"). The Company's Board or the Committee will determine the exercise price for each share of the Company's Common Stock purchasable under an Incentive or Non Qualified Option (collectively "Options"). The exercise price of a Non Qualified Option may be less than 100% of the fair market value on the last trading day before the date of the grant. The exercise price of an Incentive Option may not be less than 100% of the fair market value on the last trading day before the date of grant (or, in the case of an Incentive Option granted to a person possessing at the time of grant more than 10% of the total combined voting power of all classes of stock of the Company, not less than 110% of such fair market value). Options may only be granted within a ten-year period which commenced on July 23, 1998 and Incentive Options may only be exercised within ten years of the date of the grant (or within five years in the case of an Incentive Option granted to a person who, at the time of the grant, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or of its parent or any subsidiary). Options to purchase an aggregate of 255,000 shares of Class A Common Stock at an exercise price of $10.8675 were issued to certain officers (directors in their capacity as management) of the Company at the closing of the Merger. Options to purchase an aggregate of 625,000 shares at an exercise price of $9.50 were approved by the Board of Directors on March 8, 1999 for grant to operational management employees, though none of these options have yet been granted.

The 1998 Plan for Outside Directors provides for the grant of non-incentive options to purchase up to an aggregate of 400,000 shares of the Company's Class A Common Stock, to the non-employee directors of the Company, each grant to be on the effective date of the Merger and on each January 2, beginning January 2, 2000, of options to purchase 12,500 shares of Company's Class A Common Stock. The options will expire upon the earlier of ten years following date of grant or three months following the date on which the grantee ceases to serve as a director. Options to purchase an aggregate of 100,000 shares of Class A Common Stock at an exercise price of $10.8675 were granted to directors on the closing of the Merger.

In summary, at December 31, 1999, total grants under the plan, all of which were made in 1999, were for 355,000 shares, all vested, at a weighted average exercise price of $10.8675 and an average remaining life of 9.17 years.

Earnings per share

As the Company has incurred losses from 1997 through 1999, all warrants and options described above are considered antidilutive. The potentially dilutive effects of outstanding options and warrants in 1999 is summarized below:

Weighted average number of common shares
  outstanding during the year                            5,174,481

 OAM warrant                                                41,860
 NAAC underwriter warrants                                  10,511

                                                         ---------
                                                         5,226,852
                                                         =========

All potentially dilutive options and warrants arose from the Merger with NAAC or following such date and accordingly there was no potential dilution for prior years.

Accounting for stock options

The Company has elected the disclosure-only provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation" and applies APB Opinion No. 25 and related interpretations in accounting for their stock option plans.

If the Company had elected to recognize compensation cost based on the fair value of awards of options and warrants at grant dates, the pro forma net loss and loss per share for 1999 would have been Lit. 24,970 million ($12,978,000) and Lit. 4,826 ($2.51) per share. The fair value of the Company's warrants and options has been estimated based on the trading price of the Class A Warrants. The Company believes that due to the brief trading history of the Company's shares that this basis of estimate approximates that which would be obtained using Black-Scholes or other option pricing models.

14. CONCENTRATION OF CREDIT RISKS

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base. Sales to governmental bodies in Italy are significant as a whole, but no single government body represents more than 10% of net sales.

The Company maintains cash and cash equivalents with various financial institutions of national standing in Italy and the United States.

15. FINANCIAL INSTRUMENTS

The Company does not enter into foreign exchange contracts in the normal course of its operating activities. Sales by Moto Guzzi S.p.A. to Moto Guzzi North America Inc. are made in US$ and the company typically receives bank advances of 80% against such invoices, thus effectively hedging exchange risks. All other sales are made in Italian Lire.

Fair value of financial instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments.

o Cash and cash equivalents: the carrying amount of cash and cash equivalents reported by the Company approximates their fair value.

o Short and long term debt: the carrying amount of the Company's borrowings under its short-term credit arrangements approximates their fair value. The fair values of the Company's long-term debt are estimated using cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

MOTO GUZZI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999

16. SUBSEQUENT EVENTS

Issuance of Series B Preferred Stock

On February 25, 2000, the Company issued 123,500 shares of a new Series B Preferred Stock to Fineco, and affiliates of Fineco, TRG, OAM, the majority stockholder of the Company, and Barry Fingerhut and William Spier, Directors of the Company, for $100 per share (an aggregate price of $12,350,000). Fineco and its affiliates purchased 60,000 shares and TRG purchased 35,000 shares, for cash. Messrs. Fingerhut and Spier received a total of 12,500 shares in satisfaction of advances they had made to the Company in August 1999 and 16,000 shares were issued to OAM in satisfaction of outstanding loans due to it.

The holders of the Series B Preferred Stock are entitled to receive dividends at the rate of $7 per share per year before any dividends may be paid with regard to the Class A Common Stock, and to receive distribution of $100 per share in liquidation of the Company before any liquidation distributions are made with regard to the Class A Common Stock. The Company is required to redeem the Series B Preferred Stock for $100 per share plus accrued dividends on December 28, 2001. Holders of Series B Preferred Stock do not have voting rights, except that they must approve issuance of securities which would affect the Series B Preferred Stock and the incurrence of debt, other than refinancing of existing debt or lines of credit used by the Company to finance its day-to-day operations.

Each share of Series B Preferred Stock is convertible into Class A Common Stock at a conversion price of $5.00, based upon the liquidation preference of the Series B Preferred Stock ($100, plus accrued dividends, per share), meaning each share of Series B Preferred Stock is convertible into approximately 20 shares of Class A Common Stock.

Under some circumstances (referred to as "Events of Default"), the dividend on the Series B Preferred Stock will increase to $10 per share per year, the conversion price of the Series B Preferred Stock will be reduced to $2 per share of Class A Common Stock, the holders of the Series B Preferred Stock will be entitled to elect a majority of the Company's directors, and the Company will be required to redeem the Series B Preferred Stock for its liquidation preference ($100 per share, plus accrued dividends). These Events of Default include the Company or any Subsidiary being in default on obligations totalling $250,000, and a change of control of the Company (defined to include stockholder approval of a sale of all or substantially all of the Company's assets). At the time of the issuance of the Series B Preferred Stock the Company was in arrears with regard to trade debt totaling more than $250,000. Holders of 48.6% of the outstanding Series B Preferred Stock waived any right to treat that as an Event of Default and similar waivers are being sought from the holders of the remainder of the Series B Preferred Stock. The Company is not in compliance with certain provisions of its credit agreement with Centrobanca S.p.A. If Centrobanca S.p.A. declared a default under that credit agreement, that would constitute an Event of Default with regard to the Series B Preferred Stock.

As described below, on April 14, 2000, the Company agreed, subject to approval by its stockholders, to sell its four operating subsidiaries to Aprilia. That transaction will constitute a sale of substantially all the Company's assets and, therefore, stockholder approval of that transaction probably will constitute an Event of Default with regard to the Series B Preferred Stock.

Execution and Delivery of Share Purchase Agreement

On April 14, 2000, the Company entered into a Share Purchase Agreement with Aprilia providing for the sale of the Company's four operating Subsidiaries: (i) Moto Guzzi, S.p.A., (ii) MGI Motorcycle GmbH, (iii) Moto Guzzi North America Inc., and (iv) Moto Guzzi France S.a.r.l. for Lit. 85.5 billion (approximately $41.85 million) plus or minus the amount by which the Subsidiaries' net worth at April 30, 2000 is more or less than its net worth at December 31, 1999 (which was a negative net worth of Lit. 13.993 billion (approximately $6.85 million)). In addition, Aprilia will satisfy debts of the Subsidiaries to the Company and OAM totaling an estimated Lit. 19 billion (approximately $9.3 million) and will cause OAM to be released from a Lit. 4 billion (approximately $1.95 million) guarantee of obligations of the Subsidiaries.

Under the Share Purchase Agreement, Aprilia will oversee the Subsidiaries' operations beginning May 1, 2000. To carry that out, Aprilia designees will be added to the Subsidiaries' board of directors. Aprilia will lend the Subsidiaries any funds they need to operate between May 1, 2000 and completion of the sale of the Subsidiaries. If the sale of the Subsidiaries does not take place, the loans will be repayable when the Share Purchase Agreement terminates. The obligation to repay the loans will be secured by up to 25% of the shares of the Subsidiaries.

The sale of the Subsidiaries is subject to approval by the Company's stockholders, as well as stockholders' approval of a change of the Company's corporate name to eliminate the words "Moto Guzzi." If the approvals are not obtained by August 31, 2000 Aprilia may terminate the Share Purchase Agreement. OAM, which owns approximately 61% of the Company's Class A Common Stock, and approximately 13% of the Company's Series B Preferred Stock, has agreed to vote all of its stock of the Company in favor of the sale of the Subsidiaries. Assuming that no additional shares of Class A Common Stock are issued by the Company prior to the record date for the voting on the transaction (on conversion of the Series B Preferred Stock or otherwise), the affirmative vote of OAM will be sufficient to ensure stockholder approval of the sale of the Subsidiaries.

In the Share Purchase Agreement, the Company has also agreed to indemnify Aprilia against costs or liabilities resulting from any stockholder litigation instituted in the United States (other than by OAM) with regard to the transaction.

Purchase of outstanding securities of MGI Motorcycle GmbH

In March 1999, the Company acquired the 75% of the outstanding securities of MGI Motorcycle GmbH which it did not already own. The Company had previously acquired a 25% shareholding in 1996 when MGI Motorcycle GmbH was formed as the exclusive importer of Moto Guzzi motorcycles in Germany, replacing the former exclusive importer for Germany. The operations of MGI Motorcycle GmbH will be consolidated from the start of the second quarter of 2000. The effects of the acquisition will not be material.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The information to be included in an amendment to this Form 10-K ("Form 10-K/A") which will be filed within 120 days after the close of the Company's fiscal year ended December 31, 1999, under the caption "Directors and Executive Officers of the Registrant" is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

The information to be included in the Form 10-K/A under the caption "Executive Compensation" is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information to be included in the Form 10-K/A under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information to be included in the Form 10-K/A under the caption "Certain Relationships and Related Transactions" is incorporated by reference herein.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) 1. FINANCIAL STATEMENTS - The financial statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules are filed as part of this annual report and such Index to Consolidated Financial Statements and Financial Statement Schedules is incorporated herein by reference.

            2. FINANCIAL STATEMENT SCHEDULES - The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules is filed as part of this annual report and such Index to Consolidated Financial Statements and Financial Statement Schedules is incorporated herein by reference.

            3. EXHIBITS - The exhibits listed on the accompanying List of Exhibits are filed as part of this annual report and such List of Exhibits is incorporated herein by reference.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                               (Item 14(a)1 and 2)

                                                                        Page
                                                                        ----
            Report of Independent Public Accountants                     30

            Consolidated Balance Sheets - Assets                         33

            Consolidated Balance Sheets - Liabilities and
            Shareholders' Equity (Deficit)                               34

            Consolidated Statements of Operation                         35

            Consolidated  Statements  of Changes in the  Shareholders'
            Equity (Deficit)                                             36

            Consolidated Statements of Cash Flows                        37

            Notes to Consolidated Financial Statements                   39

            Valuation and Qualifying Accounts                            66

      All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.

MOTO GUZZI CORP.
Schedule II - Valuation and Qualifying Accounts

------------------------------------------------------------------------------------------------------------------------------
                      Col. A                           Col. B                Col. C                 Col. D         Col. E
------------------------------------------------------------------------------------------------------------------------------
                                                                                      (2)
                                                                       (1)         Charged to
                                                     Balance at     Charged to      other                       Balance at
                                                     beginning      costs and      accounts     Deductions       end of
                Description                          of period       expenses      Describe      Describe        period
------------------------------------------------------------------------------------------------------------------------------
In millions of Italian Lire

Year ended December 31, 1999

Deducted from asset accounts

     Allowance for doubtful accounts                       2,026            350                         (26) (a)       2,350
     Inventory obsolescence reserve                        9,762          1,035                      (1,753) (b)       9,044
                                                     -----------    -----------    -----------    ---------      -----------
                                                          11,788          1,385             0        (1,779)          11,394
                                                     ===========    ===========    ===========    =========      ===========

Year ended December 31, 1998

Deducted from asset accounts

     Allowance for doubtful accounts                       1,903            856                         (18) (a)       2,741
     Inventory obsolescence reserve                        6,699            600                                        9,762
                                                                          2,463(c)
                                                     -----------    -----------    -----------    ---------      -----------
                                                           8,602          3,919             0           (18)          12,503
                                                     ===========    ===========    ===========    =========      ===========

Year ended December 31, 1997

Deducted from asset accounts

     Allowance for doubtful accounts                       1,065            856                         (18) (a)       1,903
     Inventory obsolescence reserve                        5,201          2,400                        (902) (b)       6,699
                                                     -----------    -----------    -----------    ---------      -----------
                                                           6,266          3,256             0          (920)           8,602
                                                     ===========    ===========    ===========    =========      ===========

In thousands of U.S. Dollars

Year ended December 31, 1999

Deducted from asset accounts

     Allowance for doubtful accounts                       1,053            182                         (14) (a)       1,221
     Inventory obsolescence reserve                        5,074            538                        (911) (b)       4,701
                                                     -----------    -----------    -----------    ---------      -----------
                                                           6,127            720             0          (925)           5,922
                                                     ===========    ===========    ===========    =========      ===========

(a)   Amounts written off
(b)   Disposal of inventory
(c)   Reserved pursuant to abandonment of product line

                                LIST OF EXHIBITS
                            (Items 14(a)(3) and 14(c)

  Exhibit No.           Description
  -----------           -----------

      3.1               Amended and Restated Certificate of
                        Incorporation of the Company, as amended

      3.2 Amendment to Amended and Restated Certificate of Incorporation of the Company

      3.3               Alternative Form of Article Fourth of the
                        Amended and Restated Certificate of
                        Incorporation to Effectuate the Class B
                        Recapitalization

      3.4               Certificate of Designation of Series B
                        Preferred Stock

      3.5               Amended and Restated By-laws of the Company

      10.1 Employment Agreement dated as of March 4, 1999 by and between the Company and Mark S. Hauser *

      10.2 Consulting Agreement with Emanuel Arbib dated as of March __, 1999*

      10.3 Consulting Agreement with Howard E. Chase dated as of March __, 1999*

      10.4 Consulting Agreement with David J. Mitchell dated as of March 2, 1999*

      10.5 Consulting Agreement with Como Consultants Limited dated as of March 2, 1999

      10.6              1998 Non-Qualified Stock Option Plan *

      10.7              1998 Plan for Outside Directors *

      10.8              Form of Class A Common Stock Warrant

      10.9              Form of Nominal Warrant

      10.10 Agreement and Plan of Merger dated August 18, 1998 by and between Moto Guzzi Corp. and North Atlantic Acquisition Corporation

      10.11             First Amendment dated December 3, 1998 to
                        Agreement and Plan of Merger dated August 18,
                        1998

      10.12 Preliminary Share Sale and Purchase Agreement dated as of April 14, 2000 by and among the Company and Aprilia S.p.A.

      21                List of Subsidiaries

      27                Financial Data Schedule for 1999

      * Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

                                INDEX TO EXHIBITS
                            (Items 14(a)(3) and 14(c)

   Exhibit No.          Description
   -----------          -----------

      3.1 Amended and Restated Certificate of Incorporation of the Company, as amended (Incorporated herein by reference to the Registrant's Registration Statement on Form SB-2 (File No. 33-80647) declared effective August 22, 1997)

      3.2 Amendment to Amended and Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Annex IV to the Registrant's Form S-4 dated February 4, 1999, as amended (File No.
                        333-65267))

      3.3 Alternative Form of Article Fourth of the Amended and Restated Certificate of Incorporation to Effectuate the Class B Recapitalization (Incorporated herein by reference to Annex VII to the Registrant's Form S-4 dated February 4, 1999, as amended (File No. 333-65267))

      3.4               Certificate of Designation of Series B Preferred
                        Stock

      3.5 Amended and Restated By-laws of the Company (Incorporated herein by reference to Exhibit 3.3 to the Registrant's Form S-4 dated February 4, 1999, as amended (File No. 333-65267))

      10.1 Employment Agreement dated March 4, 2000 by and between the Company and Mark S. Hauser *

      10.2              Consulting Agreement with Emanuel Arbib dated
                        March ___, 1999*

      10.3              Consulting Agreement with Howard E. Chase dated
                        March ___, 1999*

      10.4 Consulting Agreement with David J. Mitchell dated as of March 2, 1999*

      10.5 Consulting Agreement with Como Consultants Limited dated as of March 2, 1999

      10.6 1998 Non-Qualified Stock Option Plan (Incorporated herein by reference to Annex V to the Registrant's Form S-4 dated February

                        4, 1999, as amended (File No. 333-65267)) *

      10.7 1998 Plan for Outside Directors (Incorporated herein by reference to Annex VI to the Registrant's Form S-4 dated February 4, 1999, as amended (File No. 333-65267)) *

      10.8 Form of Class A Common Stock Warrant (Incorporated herein by reference to Exhibit 4.5 to the Registrant's Form S-4 dated February 4, 1999, as amended (File No. 333-65267))

      10.9 Form of Nominal Warrant (Incorporated herein by reference to Annex III to the Registrant's Form S-4 dated February 4, 1999, as amended (File No. 333-65267))

      10.10 Agreement and Plan of Merger dated August 18, 1998 by and between Moto Guzzi Corp. and North Atlantic Acquisition Corporation (Incorporated herein by reference to Annex I to the Registrant's Form S-4 dated February 4, 1999, as amended (File No.
                        333-65267))

      10.11             First Amendment dated December 3, 1998 to
                        Agreement and Plan of Merger dated August 18,
                        1998 (Incorporated herein by reference to Annex I to the Registrant's Form S-4 dated February 4, 1999, as amended (File No. 333-65267))

      10.12 Preliminary Share Sale and Purchase Agreement dated as of April 14, 2000 by and between the Company and Aprilia S.p.A. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K dated April 14, 2000)

      21                List of Subsidiaries

      27                Financial Data Schedule for 1999


      * Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MOTO GUZZI CORPORATION


April 26, 2000                               /s/ Mark S. Hauser
                                             --------------------
                                             Mark S. Hauser
                                             Executive Chairman


April 26, 2000                               /s/ Nick Speyer
                                             ----------------------
                                             Nick Speyer
                                             Chief Financial officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.


April 26, 2000                               /s/ Gianni Bulgari
                                             -------------------------
                                             Gianni Bulgari, Director


April 26, 2000                               /s/ Howard E. Chase
                                             --------------------------
                                             Howard E. Chase, Director


April 26, 2000                               /s/ Barry Fingerhut
                                             --------------------------
                                             Barry Fingerhut, Director


April 26, 2000                               /s/ Mark S. Hauser
                                             -------------------------
                                             Mark S. Hauser, Director


April 26, 2000                               /s/ David Mitchell
                                             -------------------------
                                             David Mitchell, Director

April 26, 2000                               /s/ Frank O'Connell
                                             --------------------------
                                             Frank O'Connell, Director


April 26, 2000                               /s/ William Spier
                                             ------------------------
                                             William Spier, Director