Form 10-Q
period 2000-03-31
MOTO GUZZI CORP /DE/
filed 2000-06-16
CIK 1004650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

|_| TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

                       Commission file number - 000-22813

                             MOTO GUZZI CORPORATION
                             ----------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                                13-3853272
---------------------------------                            -------------------
 (State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                    445 Park Avenue, New York, New York 10022
               ---------------------------------------------------
               (Address of principal executive offices - Zip code)

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

Common stock, par value $.01 per share, 5,599,092 shares outstanding as of June 15, 2000.

Part I - Financial Information...............................................4

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS..............................5

ASSETS.......................................................................5

LIABILITIES..................................................................6

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS..............................7

COMPREHENSIVE INCOME/(LOSS)..................................................8

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW.....................9

1.    Basis of Presentation.................................................11

2.    Execution and Delivery of Share Purchase Agreement....................11

3.    Issuance of Series B Preferred Stock..................................14

4.    Purchase of outstanding securities of MGI Motorcycle GmbH.............16

5.    Liquidity and going concern...........................................16

6.    Accumulated Other Comprehensive Income................................16

Management's Discussion and Analysis of Financial Condition and
Results of Operations.......................................................18

Liquidity and Financial Resources...........................................19

Operations..................................................................19

Investment activities.......................................................20

Financing Activities........................................................20

Future Liquidity Needs......................................................20

Potential Effects of the European Common Currency on the Company's
Business....................................................................21

Part II -  Other Information ...............................................23

Item 1. Legal Proceedings ..................................................23

Item 2. Changes in Securities ..............................................23

Item 3. Defaults Upon Senior Securities ....................................24

Item 4. Submission of Matters to a Vote of Security Holders ................25

Item 5. Other Information ..................................................25

Item 6. Exhibits and Reports on Form 8-K ...................................25

SIGNATURES..................................................................26

MOTO GUZZI CORPORATION AND SUBSIDIARIES

Part I - Financial Information

MOTO GUZZI CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2000

                                                   Mar. 31    Mar. 31    Dec. 31
                                                    2000       2000       1999
ASSETS                                             US$'000    Lit. m     Lit. m

Cash and cash equivalents                           1,607 Lit. 3,251 Lit. 2,391
Receivables                                        13,334     26,974     28,433

  Trade, less allowance of  Lit. 2,388
    (1999 - Lit. 2,350)                             8,498     17,192     19,189
  Receivables from related parties                  3,135      6,342      6,846
  Other receivables                                 1,701      3,440      2,398

Inventories                                        17,128     34,650     34,451

  Raw materials, components and
    work-in-process                                 9,921     20,070     20,073
  Finished products                                 7,207     14,580     14,378

Prepaid expenses                                      243        492        266
                                                  -------    -------    -------

TOTAL CURRENT ASSETS                               32,312     65,367     65,541
                                                  -------    -------    -------

Property, plant and equipment                       6,814     13,784     14,638

  At cost                                          22,106     44,719     44,713
  Less allowances for depreciation                (15,292)   (30,935)   (30,075)

Goodwill net of amortization of Lit. 222
  (1999 - Lit. 208)                                    20         40         54
Investments in and advances to MGI
  Motorcycle GmbH                                   1,174      2,376        491
Other assets                                          229        463        344
                                                  -------    -------    -------

TOTAL ASSETS                                       40,549 Lit.82,030 Lit.81,068
                                                  =======    =======    =======

Note: The balance sheet as at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

                 See Notes to Consolidated Financial Statements

MOTO GUZZI CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2000

                                                Mar. 31     Mar. 31     Dec. 31
                                                 2000        2000        1999
LIABILITIES                                     US$'000     Lit. m      Lit. m

Advances from banks                            $ 11,537  Lit.23,339 Lit. 29,957
Current portion of long-term debt                 5,617      11,364      11,496
Loans due to related parties                         --          --       3,254
Accounts payable                                 12,412      25,110      32,212
Amounts due to related and affiliated
  parties                                           107         217          80
Accrued expenses and other payables               3,226       6,524       6,904
                                               --------    --------    --------

TOTAL CURRENT LIABILITIES                        32,899      66,554      83,903
                                               --------    --------    --------

Long-term debt, less current portion                974       1,970       2,027

Termination indemnities                           3,905       7,900       7,973

Advances for redeemable preferred stock
  subscription                                       --          --       2,405

Redeemable preferred stock                       12,142      24,563          --

SHAREHOLDERS' DEFICIT                            (9,371)    (18,957)    (15,240)

Convertible preferred stock, par value
  $0.01 per share:
  Authorized 4,750,000 shares;
  123,500 out of 160,000 Series B shares
    outstanding                                       1           2          --

Common stock, par value $0.01 per share:
  Authorised 20,250,000 shares;
  5,599,092 (1998 - 3,327,139) shares
    outstanding                                      49         100         100

Additional paid-in capital                       19,886      40,229      39,834
Accumulated other comprehensive income             (158)       (319)        133
Accumulated deficit                             (29,149)    (58,969)    (55,307)
                                               --------    --------    --------

LIABILITIES & SHAREHOLDERS' DEFICIT            $ 40,549 Lit. 82,030 Lit. 81,068
                                               ========    ========    ========

Note: The balance sheet as at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

                 See Notes to Consolidated Financial Statements

MOTO GUZZI CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

March 31, 2000 and 1999

                                                  Mar. 31       Mar. 31        Mar. 31
                                                   2000          2000           1999
                                                 US $'000       Lire m.        Lire m.

Net sales                                      $     9,924 Lit.    20,076  Lit.   17,573

Cost of sales                                       (9,020)       (18,247)       (17,449)
                                               -----------    -----------    -----------
                                                       904          1,829            124

Selling, general and administrative expenses        (1,913)        (3,869)        (3,921)
Research and development                              (165)          (333)          (466)
                                               -----------    -----------    -----------
Operating loss                                      (1,174)        (2,373)        (4,263)

Interest expense                                      (599)        (1,212)        (1,064)
Other income, net                                       90            183             62
                                               -----------    -----------    -----------
Loss before income taxes                            (1,683)        (3,402)        (5,265)

Income taxes                                           (45)           (92)           (40)
                                               -----------    -----------    -----------
Net loss                                            (1,728)        (3,494)        (5,305)

Preferred stock dividends                              (83)          (168)            --
                                               -----------    -----------    -----------
Loss attributable to common shareholders       $    (1,811) Lit.   (3,662) Lit.   (5,305)
                                               ===========    ===========    ===========

LOSS PER SHARE:                                       US $           Lire           Lire

Basic                                          $     (0.32) Lit.     (655) Lit.   (1,333)
                                               ===========    ===========    ===========

Diluted                                        $     (0.32) Lit.     (655) Lit.   (1,333)
                                               ===========    ===========    ===========

Weighted average number of common shares outstanding during the period

Basic                                            5,589,092      5,589,092      3,978,433
                                               ===========    ===========    ===========

Diluted                                          5,688,858      5,688,858      4,190,530
                                               ===========    ===========    ===========

                 See Notes to Consolidated Financial Statements

MOTO GUZZI CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME/(LOSS)

March 31, 2000


                                                                 Common Stock      Class B Preferred Stock    Additional
                                                             Shares        Amount   Shares         Amount   Paid-In Capital
                                                           ----------------------------------------------------------------
At January 1, 1999                                         5,589,092         100         --          --         39,834
Net loss                                             Lit.m        --          --         --          --             --
Translation adjustment                                            --          --         --          --             --
Issuance of Series B Preferred Stock                              --          --    123,500           2         23,980
Reclassification for redemption of preferred stock                --          --         --          --        (23,982)
Accretion expense for preferred stock redemption
  and related exchange movements                                  --          --         --          --             --
Issuance of shares for MGI purchase                           10,000          --         --          --             91
Amortization of non-cash finance charges                          --          --         --          --            306
                                                           ----------------------------------------------------------------
At March 31, 2000                                    Lit.m 5,599,092         100    123,500           2         40,229
                                                           ================================================================
At March 31, 2000                                    $'000                    49                     --         19,886
                                                                          ======                  =========================

                                                              Accumulated                           Comprehensive
                                                                 Other                     SHARE-   Income/(Loss)
                                                             Comprehensive  Accumulated    HOLDERS  -------------
                                                                Income        Deficit      EQUITY
                                                             ----------------------------------------------------
At January 1, 1999                                   Lit.m        133        (55,307)     (15,240)
Net loss                                                           --         (3,662)      (3,662)      (3,662)
Translation adjustment                                            129             --          129          129
Issuance of Series B Preferred Stock                               --             --       23,982           --
Reclassification for redemption of preferred stock                 --             --      (23,982)          --
Accretion expense for preferred stock redemption
  and related exchange movements                                 (581)            --         (581)        (581)
Issuance of shares for MGI purchase                                --             --           91           --
Amortization of non-cash finance charges                           --             --         (306)          --
                                                             ----------------------------------------------------
At March 31, 2000                                    Lit.m       (319)       (58,969)     (18,957)      (4,114)
                                                             =====================================
At March 31, 2000                                    $'000       (158)       (29,149)      (9,371)      (2,034)
                                                             =====================================

                  See Notes to Consolidated Financial Statement

MOTO GUZZI CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

March 31, 2000 and 1999

                                                  Mar. 31     Mar. 31    Mar. 31
                                                   2000        2000       1999
                                                  US$'000     Lit. m     Lit. m

Net loss                                          $(1,811)    (3,662)    (5,305)

Adjustments to reconcile net loss to net
 cash used by operating activities:
 Depreciation and amortization                        548      1,108        987
 Gain (loss) on sales of operating assets              (6)       (13)         2
 Termination indemnities, net                         (36)       (73)       192
 Amortization of warrant issued for finance
   expense                                            151        306         --
 Other operating activities                            29         59       (667)
Changes in operating assets and liabilities:
 Trade and other receivables                          526      1,065     (5,484)
 Related party receivables                           (219)      (444)    (2,182)
 Inventories                                           91        185      1,131
 Prepaid expenses                                    (105)      (212)      (190)
 Accounts payable and accrued expenses             (3,739)    (7,565)    (4,126)
 Related party payables                                25         51     (1,174)
                                                  -------    -------    -------

Net cash used by operating activities              (4,546)    (9,195)   (16,816)
                                                  -------    -------    -------
Investing activities:
 Investment in MGI Motorcycle GmbH                   (543)    (1,099)        --
 Purchases of property, plant and equipment          (201)      (406)      (900)
                                                  -------    -------    -------

Net cash used by investing activities                (744)    (1,505)      (900)
                                                  -------    -------    -------
Financing activities
 Decrease/(increase) in advances from banks        (3,311)    (6,699)     4,422
 Proceeds from merger with NAAC                        --         --     16,006
 Proceeds from issuance of preferred stock          9,060     18,329         --
 Principal payments of long-term debt                 (64)      (130)      (167)
                                                  -------    -------    -------

Net cash provided by financing activities           5,685     11,500     20,261
                                                  -------    -------    -------

Increase/(decrease) in cash                           395        800      2,545
Exchange movement on opening cash                      30         60         17

Cash, beginning of period                           1,182      2,391        217
                                                  -------    -------    -------

Cash, end of period                               $ 1,607      3,251      2,779
                                                  =======    =======    =======

Supplemental information on non-cash activities

Advances to the Company in an aggregate amount of $1.25 million (Lit. 2,479 million) by Wheatley Partners, LP and Wheatley Foreign Partners, LP (each of which is an affiliate of Barry Fingerhut, a Director of the Company) and William Spier, a Director of the Company, and a US$ 1.6 million (Lit. 3,174 million) loan due to OAM, respectively, were applied to subscribe to the Series B preferred stock on February 25, 2000 - See Notes to financial statements.

The Company also issued 10,000 shares with a fair value of Lit. 91 million to as part of the purchase consideration in connection with its purchase of the 75% of MGI Motorcycle GmbH that it did not already own and Lit. 794 million of receivables have been reclassified as "Investments and advances to MGI Motorcycle GmbH".

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For a summary of the Registrant's accounting principles, and other footnote information, reference is made to the Form 10-K, dated April 26, 2000. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All of such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

The Company was originally incorporated in Delaware on August 9, 1995 under the name of North Atlantic Acquisition Corp. to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with an operating business. On August 27, 1997 the Company consummated an initial public offering consisting of 800,000 Units and 150,000 shares of Class B Common Stock, with each Unit consisting of one share of Class A Common Stock and one warrant to purchase shares of Class A Common Stock, which resulted in net proceeds to the Company of approximately $8,000,000.

On August 18, 1998, the Company and TRG entered into a definitive agreement and plan of merger and reorganization, as amended (the "Merger Agreement"), pursuant to which Moto Guzzi Corp. merged with and into the Company, with the Company as the surviving corporation (the "Merger"). Prior to the Merger, TRG and its majority-owned subsidiary, OAM, together owned all the outstanding common stock of Moto Guzzi Corp.

The Merger, which occurred on March 5, 1999, was treated as a reverse acquisition of the Company. The results of operations and cash flows prior to the date of the merger are those of Moto Guzzi Corp. As the Company had no operating activities prior to the Merger, the Merger was not considered as a business combination as defined by APB16 and no pro forma information is shown. Following the Merger, the Company adopted the December 31 financial reporting year of Moto Guzzi Corp. and financial statements are prepared using the accounting principles of Moto Guzzi Corp.

The primary financial statements are shown in Italian lire because all of the Company's material operating entities are based and operate in Italy. Translation of lire amounts into U.S. Dollar amounts is included solely for the convenience of the readers of the financial statements and has been made at the rate of Lire 2,023 to U.S. $1, the approximate exchange rate at March 31, 2000. It should not be construed that the assets and liabilities, expressed in U.S. dollar equivalents, can actually be realized in or extinguished by U.S. dollars at that or any other rate.

2. Execution and Delivery of Share Purchase Agreement

Preliminary Share Sale and Purchase Agreement

On April 14, 2000, the Company entered into a Preliminary Share Sale and Purchase Agreement (the "Share Purchase Agreement") with Aprilia S.p.A. ("Aprilia") providing for the sale of the Company's four operating subsidiaries:
(i) Motto Guzzi, S.p.A., (ii) MGI Motorcycle GmbH, (iii) Moto Guzzi North America Inc., and (iv) Moto Guzzi France S.a.r.l. (the "Subsidiaries").

The sale price for the shares of the Subsidiaries is Lit. 71.5 billion (approximately $34.0 million) plus or minus the amount by which the subsidiaries' net worth at April 30, 2000 is more or less than its net worth at December 31, 1999 (which we anticipate will increase the sale price by approximately Lit.14.5 billion (approximately $6.9 million)). In addition, Aprilia will satisfy debts of the Subsidiaries to the Company totaling approximately Lit.2.0 billion (approximately $1.0 million) and cause OAM to be released from a Lit.4 billion (approximately $1.9 million) guarantee of obligations of the Subsidiaries.

Aprilia will pay Lit 10.5 billion (approximately $5.0 million) of the sale proceeds (approximately $40.9 million) into an escrow account, instead of paying it directly to the Company. Aprilia will be able to use the escrow fund to satisfy any claims it may have that the Company's representations and warranties in the sale agreement were not correct. The sum held in escrow in excess of Lit.2 billion (approximately $1.0 million) plus the amount of any claims which have been made against the escrow fund, will be released to us on the first anniversary of the closing of the sale of the Subsidiaries, and the balance of the escrow fund, to the extent it is not subject to claims, will be released to the Company on the seventh anniversary of the closing.

The closing of the sale of the Subsidiaries will take place promptly after the Company's stockholders approve the sale and a change of the Company's corporate name to eliminate the words "Moto Guzzi." The Share Purchase Agreement will automatically terminate if these stockholder approvals are not obtained by August 31, 2000.

Under the Share Purchase Agreement, the Company also agreed that beginning May 2, 2000 Aprilia would oversee the management of the four Subsidiaries. To facilitate this, the Company put two Aprilia designees on the board of directors of each of the Subsidiaries beginning May 2, 2000. Aprilia is required to lend the Subsidiaries any funds they need, and cannot otherwise obtain, between May 2, 2000 and the time the sale is completed or the sale agreement is terminated. The loans will have to be repaid if the sale agreement is terminated. If Aprilia makes loans to the Subsidiaries, the Company has to give Aprilia security interests in up to 25% of the equity and quota of each of the Subsidiaries as security for the obligation to repay the loans. During the period Aprilia is overseeing the operations of the Subsidiaries, it must cause the Subsidiaries to conduct their operations in the ordinary course.

The Share Purchase Agreement contains a condition that OAM, S.p.A. (the holder of approximately 61% of the issued and outstanding shares of Class A common stock) agree to vote its capital stock for the sale, and by letter to Aprilia dated April 14, 2000, OAM agreed to vote its shares for the sale. In the letter, OAM also agreed, among other things, to cause us to take such actions as may be required to change the Company's name to remove the words "Moto Guzzi."

In the letter, OAM also agreed (i) to transfer, by April 30, 2000, any industrial and intellectual properties in its possession regarding the manufacturing of and marketing of motorcycles and their parts, (ii) not to compete with Aprilia in the manufacturing and marketing of motorcycles for five years, (iii) to guarantee the Company's ability to fulfill its obligations under the sale agreement for one year following the closing of the sale, and (iv) to provide any necessary financing the Company needs prior to April 30, 2000.

In order to induce OAM to deliver its letter to Aprilia, the Company agreed with OAM and TRG by letter dated April 14, 2000 that, among other things, it would pay IMI's fees in connection with the sale. The April 14th letter was amended on June 8, 2000 to provide that the Company will, as promptly as practicable after the closing of the sale, but in no event later than 90 days following the closing, hold a meeting of stockholders to consider and vote upon a proposal to liquidate all of the Company's assets and dissolve the Company. Because OAM owns 61% of the Class A common stock, it can approve the liquidation even if no other stockholders vote in favor of it. Conversely, the liquidation will not be approved unless OAM votes in favor of it. Although OAM and TRG insisted that the Company agree to submit a liquidation proposal to its stockholders, OAM is not committed to vote its shares of Class A common stock for the liquidation proposal. During the period between the closing of the sale and the stockholder meeting relating to the liquidation proposal, the Company may seek to find other companies in which to invest proceeds from the sale. If it does, the Company may propose the acquisition of, or an investment in, another company as an alternative to liquidation at the stockholder meeting.

3. Issuance of Series B Preferred Stock

On February 25, 2000, the Company issued 123,500 shares of a new Series B Preferred Stock to Fineco, S.A., and affiliates of Fineco, TRG, OAM, the majority stockholder of the Company, and Wheatley Partners, LP and Wheatley Foreign Partners, LP (each of which is an affiliate of Barry Fingerhut, a Director of the Company), and William Spier, a Director of the Company, for $100 per share (an aggregate price of $12,350,000). Fineco and its affiliates purchased 60,000 shares and TRG purchased 35,000 shares, for cash. Wheatley Partners, LP, Wheatley Foreign Partners, LP, and Mr. William Spier received a total of 12,500 shares in satisfaction of advances they had made to the Company in August 1999 and 16,000 shares were issued to OAM in partial satisfaction of outstanding loans due to it.

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

There are several events which, among other things, will reduce the conversion price of the Series B Preferred Stock from $5 per share of Class A Common Stock (20 shares of Class A Common Stock for each share of Series B Preferred Stock) to $2 per share (50 shares of Class A Common Stock for each share of Series B Preferred Stock) and will require the Company immediately to redeem the Series B preferred stock for $100 per share, plus accrued and unpaid dividends. One of these events is stockholder approval of a sale of all or substantially all the Company's assets. Because the sale to Aprilia will be a sale of substantially all of the Company's assets, stockholder approval of the sale will reduce the conversion price of the Series B Preferred Stock and require the Company to redeem it. The Company is going to try to redeem the Series B Preferred Stock before, or very shortly after, it can be converted at the reduced rate. However, the Company may not be able to prevent conversion of the Series B preferred stock at the reduced rate. If all the Series B Preferred Stock were converted into Class A Common Stock at the reduced rate, that would more than double the outstanding Class A Common Stock and would dilute the per share interest of the existing Class A common stockholders in the proceeds of the sale of the Subsidiaries by approximately 25%, even though the Company would be retaining the $12.35 million of those proceeds which the Company would otherwise have to use to redeem the Series B Preferred Stock. We are currently asking the holders of our Series B Preferred Stock to agree not to convert their Series B shares in exchange for our agreement to complete the redemption of our Series B Preferred Stock no later than September 30, 2000.

Even if the stockholders do not approve the sale of the Subsidiaries, the Company may have to redeem the Series B preferred stock shortly, and in any event by December 31, 2001. Among the events which would require the Company to redeem the Series B Preferred Stock before December 31, 2001 (and would reduce the conversion price to $2 per share) is a default by the Company or the Subsidiaries in obligations totaling more than $250,000. It is possible that the Subsidiaries' current or future delinquencies in paying their trade debt would be such a default. The Company is also in violation of financial ratio requirements in the Company's Lit. 10 billion (approximately $4.8 million) credit agreement with Centrobanca S.p.A. Indeed, it is possible that, because of delinquent trade debt and violations of the credit agreement with Centrobanca, the Company was required to redeem the Series B Preferred Stock when it was issued. However, the Company has obtained acknowledgement from Fineco, S.A., the holder of approximately 48% of the Series B Preferred Stock that delinquent trade debt and certain violations of our credit agreement with Centrobanca S.p.A. existing when the Company issued the Series B shares is not an event that required the Company to redeem the Series B preferred stock or reduced its conversion price). Nonetheless, if Centrobanca were to declare the Company's obligations under that credit agreement to be due, the Company probably would be required to redeem the Series B Preferred Stock. If the Company became required to redeem the Series B Preferred Stock, but did not sell the Subsidiaries, the Company would not have the funds with which to meet that requirement. If the holders of the Series B Preferred Stock were to convert their shares into Class A Common Stock at the reduced conversion price, the existing holders of Class A Common Stock would suffer substantial dilution of their interest in the Company.

The Company received Lit. 18,329 million in cash, net of Lit. 516 million of expenses in respect of the issuance of the Series B Preferred Stock and also recorded Lit. 2,479 million in respect of the William Spier and Wheatley advances and Lit. 3,174 million in respect of the OAM loan for a total of Lit. 23,982 million.

If the sale is not consummated, the Company believes that lack of liquidity, particularly following a seasonal liquidity low-point expected in the third quarter, would likely mean that it would be in default of the terms of the preferred stock before the end of the year. A failure to consummate the sale would also likely cause the Company's lenders, including Centrobanca (See Note
5), to review the Company's credit lines which could result in Centrobanca declaring the Company to be in default under the its credit agreement with them and require the Company to redeem the Series B Preferred Stock.

Accordingly, the Company has reclassified the Series B Preferred Stock outside of shareholders equity and has booked accretion expense in the three months ended March 31, 2000 of Lit. 581 million in respect of amortization of costs (estimated based on redeeming the preferred stock on July 31, 2000, the earliest possible date for completion of the sale and the redemption of the Series B Preferred Stock) and exchange differences which arise as the Company's obligation is denominated in U.S. Dollars.

In connection with issuance of the Series B Preferred Stock, the Company agreed to issue 300,000 shares of Class A Common Stock to TRG for a purchase price of $.01 per share, in consideration of TRG's participation in the Series B Preferred Stock financing and their successful efforts to get Fineco, S.A. to subscribe for Series B shares.

Additionally, in connection with Fineco's purchase of the Series B shares the Company paid a commission of $180,000 to Andrea delle Valle, a director of TRG, and paid $80,000 to Investec Ernst, where Mark Segall, a director of TRG, is an executive officer.

4. Purchase of outstanding securities of MGI Motorcycle GmbH

In March 1999, the Company acquired for DM 100,000 in cash (Lit. 99 million) plus 10,000 shares of its common stock with an estimated fair value of Lit. 91 million, the 75% of the outstanding securities of MGI Motorcycle GmbH ("MGI") which it did not already own. The Company had previously acquired a 25% shareholding in 1996 when MGI Motorcycle GmbH was formed as the exclusive importer of Moto Guzzi motorcycles in Germany, replacing the former exclusive importer for Germany. The Company also made a cash infusion of DM 900,000 (Lit. 891 million) into MGI in March 2000. Further trade and other balances due from MGI of Lit. 794 million were also converted into long-term advances so as to give MGI the capital base required to expand operations in Germany.

MGI Motorcycle GmbH has not been consolidated as at March 31, 2000 and is shown in the balance sheet at cost less the Company's share of losses through March 31, 2000. MGI Motorcycle GmbH will be consolidated from the start of the second quarter of 2000. The effects of the acquisition, net of elimination of sales and purchases by the Company to MGI, were not material to the Company.

5. Liquidity and going concern

The Company has suffered recurring losses from operations and negative cash flows during the last three years. As described above, on February 25, 2000, the Company raised $9.2 million net (Lit. 18.3 billion at such date) by way of issue of Series B preferred stock.

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

Arrears of payment to suppliers, which reached approximately Lit. 15 billion in January 2000, prior to the above financing, have also affected component supply and production in the first quarter of 2000 and thus limited the Company's ability to generate cash from operations. The financing raised in February enabled the Company to significantly reduce arrears to suppliers and is expected to enable the Company to operate at least through July 2000. Due to seasonal factors and continuing losses, the Company may again have difficulties in meeting current payables to suppliers after August 2000, if it does not obtain further financing or the sale of the Subsidiaries described in Note 2 is not consummated. There can be no assurance that the sale of the Subsidiaries will occur or that the Company will be able to raise alternative finance on satisfactory terms, or at all. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

6. Accumulated Other Comprehensive Income

In 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components in annual and interim financial statements. In the Company's case comprehensive income includes net income, translation difference from the conversion of balance sheets of non-Italian entities and accretion expense and related exchange differences related to the potential redemption of its Series B preferred stock. The Company has chosen to disclose comprehensive income in the Consolidated Statements of Stockholders' Equity.

Changes in components of accumulated other comprehensive income in the three months to March 31, 2000 are as follows.

                                                    Accretion
                                                   expense and  Accumulated
                                      Cumulative     related       other
                                      translation   exchange   comprehensive
                                      difference    movements     income
                                      -----------  -----------   ----------

Balance January 1, 2000                      133            -          133
Movement for period                          129        (581)        (452)
                                      -----------  -----------   ----------
Balance March 31, 2000                       262        (581)        (319)
                                      ===========  ===========   ==========

MOTO GUZZI CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant material events with respect to the Company that impact the Company and the discussion set forth below is subject to and qualified by the information set forth below in the Notes to the Interim Financial Statements under Note 2 - Execution and Delivery of Share Purchase Agreement and Note 3 - Issuance of Series B Preferred Stock.

Results of Operations for the 3 Months Ended March 31, 2000 compared to 1999

                                               Mar. 31, 2000             Mar. 31, 1999
                                               -------------             -------------
                                                  Lit.m                     Lit.m

Net sales                                         20,076       100.0%       17,573       100.0%

Cost of sales                                    (18,247)      (90.9%)     (17,449)      (99.3%)
                                               -------------             -------------
                                                   1,829         9.1%          124         0.7%

Selling, general and administrative expenses      (3,869)      (19.3%)      (3,921)      (22.3%)

Research & development                              (333)       (1.7%)        (466)       (2.7%)
                                               -------------             -------------
                                                  (2,373)      (11.8%)      (4,263)      (24.3%)

Interest expense                                  (1,212)       (6.0%)      (1,064)       (6.1%)

Other income, net                                    183         0.9%           62         0.4%
                                               -------------             -------------
Loss before income taxes                          (3,402)      (16.9%)      (5,265)      (30.0%)

Income tax expense                                   (92)       (0.5%)         (40)       (0.2%)
                                               -------------             -------------
Net loss                                          (3,494)      (17.4%)      (5,305)      (30.2%)

Preferred Stock dividends                           (168)       (0.8%)          --          --
                                               -------------             -------------
Net loss attributable to common stockholders      (3,662)      (18.2%)      (5,305)      (30.2%)
                                               =============             =============

Net sales for the three months ended March 31, 2000 increased by Lit. 2.5 billion or 14.2% to Lit. 20.1 billion from Lit. 17.6 billion for the comparative period in 1999, principally due to a more favorable sales mix and to an increase of 3.0% in unit sales to 1,254 in 2000 from 1,218 in 1998. The favorable effect of sales mix was principally derived from sales of the Company's V-11 Sport model, which was introduced in Europe in September 1999 and in the U.S. in February 2000.

Gross margins increased to Lit. 1.8 billion or 9.1% as an incidence of net sales in 2000 from Lit. 0.1 billion or 0.7% in 1999. The increase is principally due to price increases of 3-6% made from the beginning of 2000 and to the more favorable product mix.

Sales and gross margin in the first quarter of both 2000 were also significantly affected by disruption in the supply of components due to liquidity difficulties. Seasonal demand for the Company's products is typically highest from March to May and the Company was not able to meet demand in either 2000 or 1999 in this period.

Selling, general and administrative expenses decreased by 1.3% to Lit. 3.9 billion in 2000 compared to 1999. Expenses at Moto Guzzi North America Inc. increased by Lit. 0.5 billion or 76.9% due to expense related to a more aggressive approach in advertising products and motivating sales. Italy and corporate costs decreased Lit 0.6 billion or 20.2% reflecting reduced administrative personnel and a strict control of costs.

Research and development expenditure was limited due to financial constraints to Lit. 0.3 billion.

Interest expense increased from Lit. 1.1 billion in 1999 to Lit. 1.2 billion in 2000 principally as a result of a Lit. 0.3 billion non cash charge for amortization of a warrant to purchase shares issued in 1999 in respect of ongoing parent company financing which offset lower cash interest from lower levels of advances from banks in 2000 compared to 1999.

As a result of the above factors, net loss for the three months ended March 31, 2000 decreased to Lit. 3.7 billion for compared to Lit. 5.3 billion for the three months ended March 31, 1999.

Liquidity and Financial Resources

Operations

Cash outflows from operations in 2000 were Lit. 9.2 billion compared to Lit.
16.8 billion in 1998 period. These cash outflows related to losses from operations, adjusted for non-cash items, of Lit. 2.3 billion and working capital movements contributed a net negative Lit. 6.9 billion. The most significant working capital movement was Lit. 7.6 billion reduction in trade and other payables as the Company applied funds received from the issuance of Series B preferred stock to pay supplier arrears and restore component supply.

Receivables increased Lit. 0.6 billion due to increased net sales in the last quarter of 2000 compared to 1999 offsetting improved collections by the Company. Inventories decreased Lit. 0.2 billion principally due to management attention to contain inventory levels given scarce liquidity, which efforts more than offset a seasonal tendency for increased inventory in preparation for seasonally higher production levels.

Investment activities

The investment in MGI Motorcycle GmbH "MGI" reflects the acquisition of the outstanding 75% of this Company and a contemporaneous capital injection made into MGI. MGI will be consolidated from the second quarter of 2000.

Capital expenditures principally related to maintenance and replacement capital expenditures. Capital expenditure had been curtailed due to the Company's lack of liquidity.

Financing Activities

The decrease in advances from banks principally reflects reduced advances against trade receivables and temporary reduction of overdraft facilities funded by the proceeds of the issuance of Series B preferred stock.

Cash from the Issuance of Series B Preferred Stock of Lit. 18.3 billion reflects the approximately U.S. $ 9.2 million of cash raised, net of expenses, as described in Note 3 to the Interim financial statements.

Future Liquidity Needs

The discussion set forth below is subject to and qualified by the information set out in Note 2 to the Interim Financial Statements "Execution and Delivery of Share Purchase Agreement".

If the Company were to implement its strategic plan to substantially increase production and sales, it would be required to make total investments in research and product development of some Lit. 50 billion (approximately $25 million) in the five year period from 2000 through 2004. The plan also contemplates investments of Lit. 20 billion (approximately $10 million) in production plant and machinery and information systems. Much of the production machinery at Moto Guzzi's facility is aged and in need of extensive modification, improvement or replacement. Moto Guzzi believes that the existing plant at Mandello del Lario, Italy has a potential production capacity that will be sufficient for its needs for at least the next three/four years and is not actively seeking any other alternatives at the present time. Moto Guzzi will have to make significant investments in the existing plant in order that it can operate competitively. Such required modernization may result in production interruptions.

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

In February 1998 Moto Guzzi obtained a Lit. 10,000 million 10 year credit facility, drawn down in April 1998, with principal repayments commencing from the third year. The terms of the loan included covenants relating to the share capital and equity (according to local Italian accounting principles) of Moto Guzzi S.p.A as at December 31, 1998. Due to the losses in 1998 and delays in closing the merger and further losses in 1999, Moto Guzzi is not in compliance with these covenants, the consequence of which is that the lender can request immediate repayment of the loan. The loan has been a current liability in the balance sheet from December 31, 1998. The Company has advised the lender of the non-compliance. No assurance can be given that negotiations with the lender will successfully conclude on terms satisfactory to the Company.

In August, 1999, certain directors and their affiliates advanced $1.25 million (approximately Lit. 2.3 billion) to meet working capital obligations at such date. The Company has experienced cash flow shortages in September 1999 through February 2000 and had accumulated arrearages to suppliers of approximately Lit.
15.0 billion by February 2000. This amount includes approximately Lit. 5.0 billion of supplier payments for which the company habitually has enjoyed extended credit terms beyond due payment dates, but for which no formal arrangements for such extended credit terms exist. As described in Note 3 to the Interim Financial Statements, the Company raised $9.2 million (Lit. 18.3 billion) in February 2000 to enable it to maintain operations.

As described in Note 2 to the Interim Financial Statements, on April 14, 200 the Company entered into a Share Purchase Agreement under which, if consummated, it will sell all of its operating subsidiaries to Aprilia S.p.A. The Share Purchase Agreement is subject to a number of material conditions, including approval of shareholders, and there can be no assurance that the sale will be consummated. If it fails to be consummated such failure is likely to have a material adverse effect on the Company. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Part II - Other Information

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

On February 25, 2000, the Company issued 123,500 shares of a new Series B Preferred Stock to Fineco, and affiliates of Fineco, TRG, OAM, the majority stockholder of the Company, and Wheatley Partners, LP and Wheatley Foreign Partners, LP (each of which is an affiliate of Barry Fingerhut, a Director of the Company), and William Spier, a Director of the Company, for $100 per share (an aggregate price of $12,350,000). Fineco and its affiliates purchased 60,000 shares and TRG purchased 35,000 shares, for cash. Wheatley Partners, LP, Wheatley Foreign Partners, LP, and Mr. William Spier received a total of 12,500 shares in satisfaction of advances they had made to the Company in August 1999 and 16,000 shares were issued to OAM in partial satisfaction of outstanding loans due to it.

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

There are several events which, among other things, will reduce the conversion price of the Series B Preferred Stock from $5 per share of Class A Common Stock (20 shares of Class A Common Stock for each share of Series B Preferred Stock) to $2 per share (50 shares of Class A Common Stock for each share of Series B Preferred Stock) and will require the Company immediately to redeem the Series B preferred stock for $100 per share, plus accrued and unpaid dividends. One of these events is stockholder approval of a sale of all or substantially all the Company's assets. Because the sale of the subsidiaries to Aprilia will be a sale of substantially all of the Company's assets, stockholder approval of the sale will reduce the conversion price of the Series B Preferred Stock and require the Company to redeem it. The Company is going to try to redeem the Series B Preferred Stock before, or very shortly after, it can be converted at the reduced rate. However, the Company may not be able to prevent conversion of the Series B preferred stock at the reduced rate. If all the Series B Preferred Stock were converted into Class A Common Stock at the reduced rate, that would more than double the outstanding Class A Common Stock and would dilute the per share interest of the existing Class A common stockholders in the proceeds of the sale of the Subsidiaries by approximately 25%, even though the Company would be retaining the $12.35 million of those proceeds which the Company would otherwise have to use to redeem the Series B Preferred Stock. We are currently asking the holders of our Series B Preferred Stock to agree not to convert their Series B shares in exchange for our agreement to complete the redemption of our Series B Preferred Stock no later than September 30, 2000.

Even if the stockholders do not approve the sale of the Subsidiaries, the Company may have to redeem the Series B Preferred Stock shortly, and in any event by December 31, 2001. Among the events which would require the Company to redeem the Series B Preferred Stock before December 31, 2001 (and would reduce the conversion price to $2 per share) is a default by the Company or the Subsidiaries in obligations totaling more than $250,000. It is possible that the Subsidiaries' current or future delinquencies in paying their trade debt would be such a default. The Company is also in violation of financial ratio requirements in the Company's Lit. 10 billion (approximately $4.8 million) credit agreement with Centrobanca S.p.A. Indeed, it is possible that, because of delinquent trade debt and violations of the credit agreement with Centrobanca, the Company was required to redeem the Series B Preferred Stock when it was issued. However, the Company has obtained acknowledgement from Fineco, S.A., the holder of approximately 48% of the Series B Preferred Stock that delinquent trade debt and certain violations of our credit agreement with Centrobanca S.p.A. existing when the Company issued the Series B shares is not an event that required the Company to redeem the Series B Preferred Stock or reduced its conversion price). Nonetheless, if Centrobanca were to declare the Company's obligations under that credit agreement to be due, the Company probably would be required to redeem the Series B Preferred Stock. If the Company became required to redeem the Series B Preferred Stock, but did not sell the Subsidiaries, the Company would not have the funds with which to meet that requirement. If the holders of the Series B Preferred Stock were to convert their shares into Class A Common Stock at the reduced conversion price, the existing holders of Class A Common Stock would suffer substantial dilution of their interest in the Company.

If the sale is not consummated, the Company believes that lack of liquidity, particularly following a seasonal liquidity low-point expected in the third quarter, would likely mean that it would be in default of the terms of the Series B Preferred Stock before the end of the year. A failure to consummate the sale would also likely cause the Company's lenders, including Centrobanca (See
Note 5 to the financial statements), to review the Company's credit lines which could result in Centrobanca declaring the Company to be in default under its credit agreement with them and require the Company to redeem the Series B Preferred Stock.

Accordingly, the Company has reclassified the Series B Preferred Stock outside of shareholders equity and has booked accretion expense in the three months ended March 31, 2000 of Lit. 581 million in respect of amortization of costs (estimated based on redeeming the preferred stock on July 31, 2000, the earliest possible date for completion of the sale and a redemption of the Series B Preferred Stock) and exchange differences which arise as the Company's obligation is denominated in U.S. Dollars.

In connection with issuance of the Series B Preferred Stock, the Company agreed to issue 300,000 shares of Class A Common Stock to TRG for a purchase price of $.01 per share, in consideration of TRG's participation in the Series B Preferred Stock financing and their successful efforts to get Fineco, S.A. to subscribe for Series B shares.

Additionally, in connection with Fineco's purchase of the Series B shares the Company paid a commission of $180,000 to Andrea delle Valle, a director of TRG, and paid $80,000 to Investec Ernst, where Mark Segall, a director of TRG, is an executive officer.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Current Report on Form 8-K dated February 25, 2000 relating to the issuance of $12.35 million of Series B Preferred Stock.

Exhibit 27 -- Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MOTO GUZZI CORPORATION


      June 15, 2000                       /s/ Mark S. Hauser
                                          --------------------
                                          Mark S. Hauser
                                          Executive Chairman


      June 15, 2000                       /s/ Nick Speyer
                                          ----------------------
                                          Nick Speyer
                                          Chief Financial officer