Form 10-Q
period 2000-06-30
MOTO GUZZI CORP /DE/
filed 2000-08-31
CIK 1004650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________  to  ________________

                       Commission file number - 000-22813

                             MOTO GUZZI CORPORATION
             (Exact name of registrant as specified in its charter)


          Delaware                                        13-3853272
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                    299 Park Avenue, New York, New York 10022
               (Address of principal executive offices - Zip code)

Registrant's telephone number, including area code:  (212) 644-4441
--------------------------------------------------------------------------------

Former name, former address and former fiscal year, if changed since last report.

                       445 Park Avenue, New York, NY 10022

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes____   No X

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                Yes ____  No ____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $.01 per share, 5,999,092 shares outstanding as of August 29, 2000.

MOTO GUZZI CORPORATION AND SUBSIDIARIES

Part I - Financial Information

MOTO GUZZI CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2000

                                                                         June 30        June 30         Dec. 31
                                                                          2000            2000            1999
ASSETS                                                                   US$'000         Lit. m          Lit. m

Cash and cash equivalents                                                  1,198 Lit.     2,430 Lit.      2,391
Receivables                                                               15,328         31,086          28,433

  Trade, less allowance of  Lit. 2,245 (1999 - Lit. 2,350)                10,402         21,096          19,189
  Receivables from related parties                                         3,254          6,600           6,846
  Other receivables                                                        1,672          3,390           2,398

Inventories                                                               17,187         34,856          34,451

  Raw materials, components and work-in-process                            9,117         18,489          20,073
  Finished products                                                        8,071         16,367          14,378

Prepaid expenses                                                             201            408             266

                                                                     ------------    -----------     -----------

TOTAL CURRENT ASSETS                                                      33,914         68,780          65,541

                                                                     ------------    -----------     -----------

Property, plant and equipment                                              6,308         12,792          14,638

  At cost                                                                 22,136         44,892          44,713
  Less allowances for depreciation                                      (15,828)       (32,100)        (30,075)

Goodwill net of amortization of Lit. 236
  (1999 - Lit. 208)                                                           13             26              54
Investments in and advances to MGI Motorcycle GmbH                         1,016          2,060             491
Other assets                                                                 210            424             344

                                                                     ------------    -----------     -----------

TOTAL ASSETS                                                              41,461 Lit.    84,082  Lit.    81,068

                                                                     ============    ===========     ===========

Note:....The  balance  sheet as at December  31, 1999 has been  derived from the audited  financial  statements  at that  date but does  not  include  all of the information and footnotes required by generally accepted accounting principles.

                 See Notes to Consolidated Financial Statements


MOTO GUZZI CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2000


                                                                          June 30        June 30         Dec. 31
                                                                           2000            2000            1999
LIABILITIES                                                               US$'000         Lit. m          Lit. m

Advances from banks                                                  $    12,173 Lit.    24,686 Lit.     29,957
Current portion of long-term debt                                          5,210         10,565          11,496
Loans due to related parties                                                   -              -           3,254
Accounts payable                                                          13,724         27,832          32,212
Amounts due to related and affiliated parties                                171            346              80
Accrued expenses and other payables                                        5,316         10,778           6,904

                                                                     ------------    -----------     -----------

TOTAL CURRENT LIABILITIES                                                 36,594         74,207          83,903

                                                                     ------------    -----------     -----------

Long-term debt, less current portion                                         767          1,557           2,027

Termination indemnities                                                    3,922          7,955           7,973

Advances for redeemable preferred stock subscription                           -              -           2,405

Redeemable preferred stock                                                12,297         24,940               -

SHAREHOLDERS' DEFICIT                                                   (12,119)       (24,577)        (15,240)

Convertible preferred stock, par value $0.01 per share:
  Authorized 4,750,000 shares;
  123,500 out of 160,000 Series B shares outstanding                           1              2               -

Common stock, par value $0.01 per share:
  Authorised 20,250,000 shares;
  5,599,092 (1999 - 5,589,092) shares outstanding                             49            100             100

Additional paid-in capital                                                19,837         40,229          39,834
Accumulated other comprehensive income                                      (329)          (668)            133
Accumulated deficit                                                      (31,677)       (64,240)        (55,307)

                                                                     ------------    -----------     -----------

LIABILITIES & SHAREHOLDERS' DEFICIT                                 $     41,461 Lit.    84,082  Lit.    81,068

                                                                     ============    ===========     ===========


Note:....The  balance  sheet as at December  31, 1999 has been  derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

                 See Notes to Consolidated Financial Statements

MOTO GUZZI CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months to June 30, 2000 and 1999


                                                                         June 30        June 30         June 30
                                                                          2000            2000            1999
                                                                        US $'000        Lire m.         Lire m.

Net sales                                                           $     15,246 Lit.    30,918  Lit.    23,805

Cost of sales                                                            (13,927)       (28,244)        (20,997)

                                                                     ------------    -----------     -----------

                                                                           1,319          2,674           2,808

Selling, general and administrative expenses                              (2,709)        (5,493)         (5,533)
Research and development                                                    (220)          (447)         (1,085)
Share of losses of affiliated companies                                     (156)          (316)               -

                                                                     ------------    -----------     -----------

Operating loss                                                            (1,766)        (3,582)         (3,810)

Interest expense                                                            (359)          (728)         (1,221)
Other income, net                                                            (48)           (98)            (37)

                                                                     ------------    -----------     -----------

Loss before income taxes                                                  (2,173)        (4,830)         (5,068)

Income taxes                                                                (208)          (422)            (34)

                                                                     ------------    -----------     -----------

Net loss                                                                  (2,381)        (3,494)         (5,102)

Preferred stock dividends                                                   (217)          (441)               -

                                                                     ------------    -----------     -----------

Loss attributable to common shareholders                            $     (2,598) Lit.   (5,271) Lit.    (5,102)

                                                                     ============    ===========     ===========


LOSS PER SHARE:                                                             US $           Lire            Lire

Basic ...                                                           $      (0.46) Lit.     (941) Lit.      (928)

                                                                     ============    ===========     ===========

Diluted .                                                           $      (0.46) Lit.     (941) Lit.      (928)

                                                                     ============    ===========     ===========

Weighted average number of common shares outstanding during the period

Basic ...                                                              5,599,092      5,599,092       5,496,000

                                                                     ============    ===========     ===========

Diluted .                                                              5,698,858      5,698,858       5,603,791

                                                                     ============    ===========     ===========


                 See Notes to Consolidated Financial Statements

MOTO GUZZI CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months to June 30, 2000 and 1999


                                                                         June 30        June 30         June 30
                                                                          2000            2000            1999
                                                                        US $'000        Lire m.         Lire m.

Net sales                                                           $     25,145         50,994          41,378

Cost of sales                                                            (22,925)       (46,491)        (38,446)

                                                                     ------------    -----------     -----------

                                                                           2,220          4,503           2,932

Selling, general and administrative expenses                              (4,616)        (9,362)         (9,454)
Research and development                                                    (385)          (780)         (1,551)
Share of losses of affiliated companies                                     (156)          (316)              -

                                                                     ------------    -----------     -----------

Operating loss                                                            (2,937)        (5,955)         (8,073)

Interest expense                                                            (957)        (1,940)         (2,285)
Other income, net                                                             42             85              25

                                                                     ------------    -----------     -----------

Loss before income taxes                                                  (3,852)        (7,810)        (10,333)

Income taxes                                                                (253)          (514)            (66)

                                                                     ------------    -----------     -----------

Net loss                                                                  (4,105)        (8,324)        (10,399)

Preferred stock dividends                                                   (300)          (609)               -

                                                                     ------------    -----------     -----------

Loss attributable to common shareholders                            $     (4,405)        (8,933)        (10,399)

                                                                     ============    ===========     ===========


LOSS PER SHARE:                                                             US $           Lire            Lire

Basic ...                                                           $      (0.79) Lit.   (1,597) Lit.    (2,193)

                                                                     ============    ===========     ===========

Diluted .                                                           $      (0.79) Lit.   (1,597) Lit.    (2,193)

                                                                     ============    ===========     ===========

Weighted average number of common shares outstanding during the period

Basic ...                                                              5,594,202      5,594,202       4,741,409

                                                                     ============    ===========     ===========

Diluted .                                                              5,693,968      5,693,968       4,901,065

                                                                     ============    ===========     ===========


                 See Notes to Consolidated Financial Statements

MOTO GUZZI CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME/(LOSS)

June 30, 2000

                                                                Common Stock        Class B Preferred
                                                                                          Stock            Additional
                                                                                                           Paid-In
                                                             Shares     Amount     Shares      Amount      Capital
                                                            ---------- ---------- ---------- ----------- ------------
At January 1, 2000                                  Lit.m   5,589,092        100        -           -         39,834
Net loss.                                                           -          -        -           -            -
Translation adjustment                                              -          -        -           -            -
Issuance of Series B Preferred Stock                                -          -    123,500          2        23,980
Reclassification for redemption of preferred stock                  -          -        -           -        (23,982)

Accretion expense for preferred stock
 redemption and related exchange movements                          -          -        -           -              -
Issuance of shares for MGI purchase                            10,000          -        -           -             91
Amortization of non-cash finance charges                            -          -        -           -            306
                                                            ---------- ---------- ---------- ----------- ------------
At June 30, 2000                                    Lit.m   5,599,092        100    123,500           2       40,229
                                                            ========== ========== ========== =========== ============

At June 30, 2000                                    $'000                     49                      1       19,837
                                                                       ==========            =========== ============





                                                       Accumulated
                                                          Other                      SHARE-
                                                      Comprehensive   Accumulated    HOLDERS      Comprehensive
                                                          Income        Deficit      EQUITY       Income/(Loss)
                                                   ---------------- ------------- ------------ ----------------
At January 1, 2000                                  Lit.m      133      (55,307)     (15,240)               0
Net loss.                                                      -         (8,933)      (8,933)          (8,933)
Translation adjustment                                         157           -           157              157
Issuance of Series B Preferred Stock                           -             -        23,982               -
Reclassification for redemption of preferred stock              -             -      (23,982)              -

Accretion expense for preferred stock
 redemption and related exchange movements                   (958)           -          (958)            (958)
Issuance of shares for MGI purchase                            -             -            91               -
Amortization of non-cash finance charges                       -             -          (306)              -
                                                   ---------------- ------------- ------------
At June 30, 2000                                    Lit.m    (668)      (64,240)     (24,577)          (9,734)
                                                   ================ ============= ============

At June 30, 2000                                    $'000    (329)      (31,677)     (12,119)          (4,800)
                                                   ================ ============= ============

                  See Notes to Consolidated Financial Statement


MOTO GUZZI CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

June 30, 2000 and 1999



                                                          June 31        June 30         June 30
                                                           2000            2000            1999
                                                          US$'000         Lit. m          Lit. m

Net loss                                             $     (4,405) Lit.   (8,933)  Lit.  (10,399)
Adjustments to reconcile net loss to net
 cash used by operating activities:
 Depreciation and amortization                              1,089          2,208           1,907
 Gain(loss) on sales of operating assets                       (6)           (13)              2
 Share of losses of affilliates                               156            316               -
 Termination indemnities, net                                  (9)           (18)            244
 Amortization of warrant issued for finance expense           151            306               -
 Other operating activities                                   147            298            (297)
Changes in operating assets and liabilities:
 Trade and other receivables                               (1,314)        (2,665)         (6,524)
 Related party receivables                                   (394)          (800)         (1,819)
 Inventories                                                  (18)           (37)         (1,540)
 Prepaid expenses                                             (67)          (135)           (191)
 Accounts payable and accrued expenses                       (332)          (673)           (221)
 Related party payables                                        11             23          (1,174)

                                                      ------------    -----------     -----------

Net cash used by operating activities                      (4,991)       (10,123)        (20,012)

                                                      ------------    -----------     -----------
Investing activities:
 Investment in MGI Motorcycle GmbH                           (542)        (1,099)              -
 Purchases of property, plant and equipment                  (226)          (458)         (1,591)

                                                      ------------    -----------     -----------

Net cash used by investing activities                        (768)        (1,557)         (1,591)

                                                      ------------    -----------     -----------
Financing activities
(Decrease)/Increase in advances from banks                 (2,632)        (5,338)          7,018
 Proceeds from merger with NAAC                                 -              -          16,006
 Proceeds from issuance of preferred stock                  9,038         18,329               -
 Principal payments of long-term debt                       (658)        (1,335)           (859)

                                                      ------------    -----------     -----------

Net cash provided by financing activities                   5,748         11,656          22,165

                                                      ------------    -----------     -----------

Increase/(decrease) in cash                                   (11)           (24)            562
Exchange movement on opening cash                              31             63              28

Cash, beginning of period                                   1,178          2,391             217

                                                      ------------    -----------     -----------

Cash, end of period                                  $      1,198 Lit.     2,430 Lit.        807

                                                      ============    ===========     ===========


Supplemental information on non-cash activities

Advances to the Company in an aggregate amount of $1.25 million (Lit. 2,479 million at the then prevailing exchange rate) by Wheatley Partners, LP and Wheatley Foreign Partners, LP (each of which is an affiliate of Barry Fingerhut, a Director of the Company) and William Spier, a director of the Company and a US$ 1.6 million (Lit. 3,174 million) loan due to OAM, respectively, were applied to subscribe to the Series B preferred stock on February 25, 2000 - See Notes to financial statements.

The Company also issued 10,000 shares with a fair value of Lit. 91 million in connection with its purchase of the 75% of MGI Motorcycle GmbH that it did not already own and Lit. 794 million of receivables have been reclassified as "Investments and advances to MGI Motorcycle GmbH".

MOTO GUZZI CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2000


1........Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For a summary of the Registrant's accounting principles, and other footnote information, reference is made to the Form 10-K, dated April 26, 2000. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All of such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

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

The primary financial statements are shown in Italian lire because all of the Company's material operating entities are based and operate in Italy. Translation of lire amounts into U.S. Dollar amounts is included solely for the convenience of the readers of the financial statements and has been made at the rate of Lire 2,028 to U.S. $1, the approximate exchange rate at June 30, 2000. It should not be construed that the assets and liabilities, expressed in U.S. dollar equivalents, can actually be realized in or extinguished by U.S. dollars at that or any other rate.

2........Execution  and  Delivery  of  Share  Purchase  Agreement;   Stockholder
Approval of the Sale of our operating subsidiaries and the change of our name

     Preliminary Share Sale and Purchase Agreement and Special Meeting of Stockholders

On April 14, 2000, we entered into a Preliminary Share Sale and Purchase Agreement (the "Share Purchase Agreement") with Aprilia S.p.a. ("Aprilia") providing for the sale to Aprilia of our four operating subsidiaries: (i) Moto Guzzi, S.p.A., (ii) MGI Motorcycle GmbH, (iii) Moto Guzzi North America Inc., and (iv) Moto Guzzi France S.a.r.l. (the "Subsidiaries") for Lit. 71.5 billion (approximately $35.2 million) plus or minus the amount by which the subsidiaries' net worth at April 30, 2000 is more or less than its net worth at December 31, 1999, subject to the approval of the holders of a majority of our outstanding Class A common stock.

Under the Share Purchase Agreement we also agreed that beginning May 2, 2000, Aprilia would oversee the management of the four subsidiaries. To facilitate this, we put two Aprilia designees on the board of directors of each of the subsidiaries beginning May 2, 2000. During the period Aprilia is overseeing the operations of the subsidiaries, it must cause the subsidiaries to conduct their operations in the ordinary course.

On August 3, 2000 we and Aprilia entered into a Side Letter dated August 2, 2000 which supplements and amends the Share Purchase Agreement and provides among other things as follows:

     o that the net worth of our subsidiaries at April 30, 2000 is minus Lit. 6,000,000, that the difference between the net worth of our subsidiaries as shown in the Interim Financial Statements dated
          December 31, 1999 and the Management Date Financial Statements dated April 30, 2000 is plus Lit. 7,993,000,000, and that in accordance with article 3.6 of the Share Purchase Agreement Aprilia shall pay into the Escrow Account Lit. 7,993,000,000;

     o that with respect to costs to be incurred in connection with the recall of certain batches of motorcycles to replace certain of their components if, at completion of the recall campaigns, the cost sustain less any reimbursement received from insurance companies and Moto Guzzi suppliers is lower than Lit. 1,824,000,000, then the difference between the cost sustained and Lit. 1.824.000.000 will be paid by Aprilia to us;

     o that the amount of shareholders' loans at the Management Date was Lit. 2,074,000,000, which amounts shall be paid to us at the closing date in accordance with article 3.4.2 (iv) of the Share Purchase Agreement;

     o with respect to the Escrow Agreement, at the closing date the Escrow Amount shall be reduced to Lit 9,375,000,000 and the amount of the first tranche of the Escrow Fund indicated in article 5.1 (a) of the Escrow Agreement is Lit. 7,000,000,000;

     o as soon as practicable after the Closing Date and before December 31st, 2000 we and Aprilia will discuss in good faith the possibility of an early release to us of the first tranche of the Escrow Amount, net of the amount of any claims agreed to at that time;

     o immediately after the Closing Date Aprilia will cause Moto Guzzi SpA to fully co-operate in our efforts to obtain tax amnesties and tax clearance certificates from the fiscal authorities, at our expense, and should such certificates be obtained we and Aprilia will immediately discuss in good faith an early release of a substantial part of the second tranche of the Escrow Amount;

     o that we and Aprilia would use all efforts to cause the closing of the sale of the Subsidiaries to occur on or before August 31st, 2000, and in any case the closing shall take place before September 15, 2000, thereby modifying the original August 31st deadline for the closing.


On July 22,  2000 our  Proxy  Statement  dated  July 20,  2000  relating  to the proposed sale of our operating subsidiaries and the change of our name was mailed to all of our Class A stockholders of record as of July 18, 2000, the record date for the special meeting of stockholders to consider such proposals. On August 11, 2000 at 10:00 a.m. New York time, at 200 Park Avenue, New York, New York, the offices of Clifford Chance Rogers & Wells LLP, we called the special meeting of stockholders to order. At the special meeting 4,399,784 shares of Class A common stock were represented in person or by proxy, representing 73.34% of our issued and outstanding shares of Class A common stock on the record date, thereby constituting a quorum. The following proposals were presented to our stockholders at the special meeting: (i) a proposal to sell our four operating subsidiaries pursuant to the Share Purchase Agreement, dated as of April 14, 2000, with Aprilia S.p.A; and (ii) a proposal to amend our Certificate of Incorporation to change our name to "Centerpoint Corporation".

At the special meeting, the holders of 4,399,774 shares of our Class A common stock (representing 73.33% of shares of record) voted in favor of the proposal to sell our four operating subsidiaries to Aprilia SpA, and the holders of 4,397,314 shares of our Class A common stock (representing 73.31 % of shares of record) voted in favor of the proposal to change our name to "Centerpoint Corporation", thereby approving the proposals.

No holders of shares of Class A common stock voted against the proposal to sell our four operating subsidiaries to Aprilia SpA, and the holders of ten shares abstained with respect to the proposal.

The holders of 2,400 shares of Class A common stock voted against the proposal to change the Company's name to Centerpoint Corporation and no holders of shares abstained from voting with respect to the proposal.

A closing with respect to the sale of the subsidiaries has been scheduled for September 6, 2000.

Agreement with OAM and Trident Rowan to hold a Meeting of Stockholders within 90 days of the closing of the sale of our operating subsidiaries to consider a proposal to liquidate our assets and dissolve the Company

In connection with the execution and delivery of the Share Purchase Agreement described above we agreed with OAM and Trident Rowan by letter dated April 14, 2000 (as amended), that we will, as promptly as practicable after the closing of the sale of the operating subsidiaries, but in no event later than 90 days following the closing, hold a meeting of stockholders to consider and vote upon a proposal to liquidate all our assets and dissolve the Company. All holders of Class A common stock will have an opportunity to vote on such a proposal. However, because OAM owns 58% of the Class A common stock, it can approve the liquidation even if no other stockholders vote in favor of it. Conversely, the liquidation will not be approved unless OAM votes in favor of it. Although OAM and Trident Rowan insisted that we agree to submit a liquidation proposal to our stockholders, OAM is not committed to vote its shares of Class A common stock for the liquidation proposal. It is also possible that OAM, Trident and we may amend the April 14th letter to modify or remove the requirement that we hold a stockholder meeting to consider and vote upon a liquidation proposal.

OAM has advised us that they have not, at this time, decided how they will vote with respect to a liquidation proposal.

Following the closing of the sale we intend to seek to find one or more other companies in which to invest proceeds from the sale. If we do so, we may propose the acquisition of, or an investment in, another company or companies as an alternative to liquidation at any stockholder meeting called to consider a liquidation proposal.

3.       Issuance of Series B Preferred Stock

On February 25, 2000, the Company issued 123,500 shares of a new Series B Preferred Stock to Fineco, and affiliates of Fineco, TRG, OAM, the majority stockholder of the Company, and Wheatley Partners LP and Wheatley Foreign Partners LP (each of which is an affiliate of Barry Fingerhut, a director of the Company) and William Spier, a director of the Company, for $100 per share (an aggregate price of $12,350,000). Fineco and its affiliates purchased 60,000 shares and TRG purchased 35,000 shares, for cash. Wheatley Partners LP, Wheatley Foreign Partners LP and Mr. Spier received a total of 12,500 shares in satisfaction of advances they had made to the Company in August 1999 and 16,000 shares were issued to OAM in partial satisfaction of outstanding loans due to it.

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

There are several events which, among other things, will reduce the conversion price of our Series B preferred stock from $5 per share of Class A common stock (20 shares of Class A common stock for each share of Series B preferred stock) to $2 per share (50 shares of Class A common stock for each share of Series B preferred stock) and will require us immediately to redeem the Series B preferred stock for $100 per share, plus accrued and unpaid dividends. One of these events is stockholder approval of a sale of all or substantially all our assets. Because the sale to Aprilia will be a sale of substantially all of our assets, our stockholders' approval of the sale on August 11, 2000 would have reduced the conversion price of the Series B preferred stock and require us to redeem it. We have agreed with the Series B preferred stockholders that we will redeem the Series B preferred stock on September 30, 2000 and they have agreed not to convert their Series B stock if we redeem the stock by this date.

If, for any reason, we do not close the sale of our subsidiaries to Aprilia S.p.A. before September 30, 2000, we may not be able to prevent conversion of the Series B preferred stock at the reduced rate. If all the Series B preferred stock were converted into Class A common stock at the reduced rate, that would more than double the outstanding Class A common stock and would dilute the per share interest of the existing Class A common stockholders in the proceeds of the sale of our subsidiaries by approximately 50% (even though we would be retaining the $12.35 million of those proceeds which we would otherwise have to use to redeem the Series B preferred stock).

If, for any reason, we do not close the sale of our subsidiaries to Aprilia S.p.A. before September 30, 2000, we may have to redeem our Series B preferred stock shortly, and in any event we have to redeem it by December 31, 2001. Among the events which would require us to redeem our Series B preferred stock before December 31, 2001 (and would reduce the conversion price to $2 per share) is a default by us or our subsidiaries in obligations totaling more than $250,000. It is possible that our subsidiaries' current or future delinquencies in paying their trade debt would be such a default. We are also in violation of requirements in our Lit. 10 billion (approximately $5.0 million) credit agreement with Centrobanca S.p.A. that we meet various financial ratio tests. Indeed, it is possible that, because of delinquent trade debt and violations of our credit agreement with Centrobanca, we were required to redeem our Series B preferred stock when it was issued. However, we have obtained acknowledgement from Fineco, S.A., the holder of approximately 48% of the Series B preferred stock that delinquent trade debt and certain violations of our credit agreement with Centrobanca S.p.A. existing when we issued the Series B shares is not an event that required us to redeem the Series B preferred stock or reduced its conversion price). Nonetheless, if Centrobanca were to declare our obligations under that credit agreement to be due, we probably would be required to redeem the Series B preferred stock. If we became required to redeem the Series B preferred stock, but did not sell our subsidiaries, we would not have the funds with which to meet that requirement. If the holders of the Series B preferred stock were to convert their shares into Class A common stock at the reduced conversion price, the existing holders of Class A common stock would suffer substantial dilution of their interest in the Company.

The Company received Lit. 18,329 million in cash, net of Lit. 516 million of expenses in respect of the issue of the Series B Preferred Stock and also recorded Lit. 2,479 million in respect of the William Spier and Wheatley advances and Lit. 3,174 million in respect of the OAM loan for a total of Lit. 23,982 million.

If the Sale is not consummated, the Company believes that lack of liquidity, particularly following a seasonal liquidity low-point expected at the end of the third quarter, would likely mean that it would be in default of the terms of the preferred stock before the end of the year. A failure to consummate the Sale would also likely cause the Company's lenders, including Centrobanca (See Note
5), to review the Company's credit lines which could result in Centrobanca declaring us to be in default under our credit agreement with them and require us to redeem the Series B preferred stock.

Upon issuance, the Company reclassified the Series B preferred stock outside of shareholders equity and has booked accretion expense in the three months ended June 30, 2000 of Lit. 958 million in respect of amortization of costs (estimated based on redeeming the preferred stock at the then estimated earliest possible date of July 31, 2000) and exchange differences which arise as the Company's obligation is denominated in U.S. Dollars.

In connection with issuance of the Series B preferred stock, the Company agreed to issue 300,000 shares of Class A common stock to TRG for a purchase price of $.01 per share, in consideration of Trident Rowan's participation in the Series B financing and their successful efforts to get Fineco, S.p.A. to subscribe for Series B shares. These 300,000 shares were issued in July 2000.

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

MGI Motorcycle GmbH has not been consolidated as at June 30, 2000 and is shown in the balance sheet at cost less the Company's share of losses through June 30, 2000. The effects of the acquisition, net of elimination of sales and purchases by the Company to MGI, were not material to the Company.

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

Arrears of payment to suppliers, which reached approximately Lit. 15 billion in January 2000, prior to the above financing, have also affected component supply and production in the first quarter of 2000 and thus limited the Company's ability to generate cash from operations. The financing raised in February enabled the Company to significantly reduce arrears to suppliers and is expected to enable the Company to operate at least through September 2000. Due to seasonal factors and continuing losses, the Company may again have difficulties in meeting current payables to suppliers after August 2000, if it does not obtain further financing or if, for any reason, the sale of the Subsidiaries described in Note 2 is not consummated. There can be no assurance that the sale of the Subsidiaries will occur or that the Company will be able to raise alternative finance on satisfactory terms, or at all. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Changes in components of accumulated other comprehensive income in the six months to June 30, 2000 are as follows.

                                                Accretion          Accumulated
                            Cumulative         expense and            other
                            translation      related exchange     comprehensive
                            difference          movements            income
                           ---------------    ---------------    ---------------

Balance January 1, 2000               133                  -                133

Movement for period                   157              (958)              (801)

                           ---------------    ---------------    ---------------

Balance June 30, 2000                 290              (958)              (668)

                           ===============    ===============    ===============

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

Results of Operations for the 3 Months Ended June 30, 2000 compared to 1999


                                                            Jun. 30              Jun. 30
                                                             2000                  1999
                                                             Lit.m                Lit.m

Net sales                                                      30,918     100.0%    23,805     100.0%

Cost of sales                                                (28,444)    (91.4%)  (20,997)    (88.2%)

                                                          ------------          -----------

                                                                2,674       8.6%     2,808      11.8%

Selling, general and administrative expenses                  (5,493)    (17.8%)   (5,533)    (23.2%)
Research & development                                          (447)     (1.4%)   (1,085)     (4.6%)
Share of losses of affiliate companies                          (316)     (1.0%)         -

                                                          ------------          -----------

                                                              (3,582)    (11.6%)   (3,810)    (16.0%)

Interest expense                                                (728)     (2.4%)   (1,221)     (5.1%)
Other expense, net                                               (98)     (0.3%)      (37)     (0.2%)

                                                          ------------          -----------

Loss before income taxes                                      (4,408)    (14.3%)   (5,068)    (21.3%)

Income tax expense                                              (422)     (1.4%)      (34)     (0.1%)

                                                          ------------          -----------

Net loss                                                      (4,830)    (15.6%)   (5,102)    (21.4%)

Preferred Stock dividends                                       (441)     (1.4%)         -          -

                                                          ------------          -----------

Net loss attributable to common stockholders                  (5,271)    (17.0%)   (5,102)    (21.4%)

                                                          ============          ===========


Net sales for the three months ended June 30, 2000 increased by Lit. 7.1 billion or 29.9% to Lit. 30.9 billion from Lit. 23.8 billion for the comparative period in 1999, principally due to a more favorable sales mix and to an increase of 9.8% in unit sales to 2,001 in 2000 from 1,823 in 1999. The favorable effect of sales mix was principally derived from sales of the Company's V-11 Sport model, which was introduced in Europe in September 1999 and in the U.S. in February 2000.

Gross margins decreased to Lit. 2.7 billion or 8.6% in 2000 from Lit. 2.8 billion or 11.8% in 1999. The decrease is principally due to a lit. 1,800 million charge for product recall costs which more than offset the benefits from price increases of 3-6% made from the beginning of 2000 and to the more favorable product mix and to increased volumes.

Selling, general and administrative expenses were substantially unchanged in 2000 compared to 1999. Expenses at Moto Guzzi North America Inc. increased by Lit. 0.4 billion or 49.9% due to expense related to a more aggressive approach in advertising products and motivating sales. This offset decreases in Italy and corporate costs of Lit 0.5 billion or 11.8% reflecting reduced administrative personnel and a strict control of costs.

Research and development expenditure was limited to Lit. 0.4 billion. Aprilia SpA, who assumed management of the operating subsidiaries from May 2, 2000 have been evaluating product plans and expenditure on existing projects was limited in the period.

Interest expense decreased from Lit. 1.2 billion in 1999 to Lit. 0.7 billion in 2000 principally due to the absence of a Lit. 0.3 billion non cash charge in 1999 for amortization of a warrant to purchase shares issued in 1999 in respect of ongoing parent company financing and to lower cash interest from lower levels of advances from banks in 2000 compared to 1999.

As a result of the above factors, net loss for the three months ended June 30, 2000 increased to Lit. 5.3 billion for compared to Lit. 5.1 billion for the three months ended June 30, 1999.

Results of Operations for the 6 Months Ended June 30, 2000 compared to 1999



                                                            Jun. 30              Jun. 30
                                                             2000                  1999
                                                             Lit.m                Lit.m

Net sales                                                      50,994     100.0%    41,378     100.0%

Cost of sales                                                (46,491)    (91.2%)  (38,446)    (92.9%)

                                                          ------------          -----------

                                                                4,503       8.8%     2,932       7.1%

Selling, general and administrative expenses                  (9,362)    (18.4%)   (9,454)    (22.8%)
Research & development                                          (780)     (1.5%)   (1,551)     (3.7%)
Share of losses of affiliate companies                          (316)     (0.6%)         -          -

                                                          ------------          -----------

                                                              (5,955)    (11.7%)   (8,073)    (19.5%)

Interest expense                                              (1,940)     (3.8%)   (2,285)     (5.5%)
Other income, net                                                  85       0.2%        25       0.1%

                                                          ------------          -----------

Loss before income taxes                                      (7,810)    (15.3%)  (10,333)    (25.0%)

Income tax expense                                              (514)     (1.0%)      (66)     (0.2%)

                                                          ------------          -----------

Net loss                                                      (8,324)    (16.3%)  (10,399)    (25.1%)

Preferred Stock dividends                                       (609)     (1.2%)         -          -

                                                          ------------          -----------

Net loss attributable to common stockholders                  (8,933)    (17.5%)  (10,399)    (25.1%)

                                                          ============          ===========


Net sales for the six months ended June 30, 2000 increased by Lit. 196 billion or 23.2% to Lit. 51.0 billion from Lit. 41.4 billion for the comparative period in 1999, principally due to a more favorable sales mix and to an increase of 8.3% in unit sales to 3,292 in 2000 from 3,041 in 1999. The favorable effect of sales mix was principally derived from sales of the Company's V-11 Sport model, which was introduced in Europe in September 1999 and in the U.S. in February 2000.

Gross margins increased to Lit. 4.5 billion or 8.8% in 2000 from Lit. 2.9 billion or 7.1% in 1999. The decrease is principally due to the benefits from price increases of 3-6% made from the beginning of 2000 and to the more favorable product mix and to increased volumes which more than offset a Lit. 1,800 million charge made in the second quarter for product recall. Without this recall charge, margins in the six months to June 30, 2000 would have been 12.4%.

Selling, general and administrative expenses were slightly lower in 2000 compared to 1999. Expenses at Moto Guzzi North America Inc. increased by Lit.
0.9 billion or 61.1% due to expense related to a more aggressive approach in advertising products and motivating sales. This offset decreases in Italy and corporate costs of Lit 1.1 billion or 15.3% reflecting reduced administrative personnel and a strict control of costs.

Research and development expenditure was limited to Lit. 0.8 billion. Aprilia SpA, who assumed management of the operating subsidiaries from May 2, 2000 have been evaluating product plans and expenditure on existing projects was limited prior to this date due to financial constraints.

Interest expense decreased from Lit. 2.3 billion in 1999 to Lit. 1.9 billion in 2000 principally due to the absence of a Lit. 0.3 billion non cash charge in 1999 for amortization of a warrant to purchase shares issued in 1999 in respect of ongoing parent company financing and to lower cash interest from lower levels of advances from banks in 2000 compared to 1999.

As a result of the above factors, net loss for the six months ended June 30, 2000 decreased to Lit. 8.9 billion compared to Lit. 10.4 billion for the six months ended June 30, 1999.

Liquidity and Financial Resources

Operations

Cash outflows from operations in the six months to June 30, 2000 were Lit. 10.1 billion compared to Lit. 20.0 billion in 1999 period. These cash outflows related to losses from operations, adjusted for non-cash items, of Lit. 5.8 billion and working capital movements contributed a net negative Lit. 4.3 billion. The most significant working capital movement was Lit. 3.4 billion increase in trade receivables due to increased sales in 2000. Trade and other payables decreased Lit. 0.7 billion reflecting different trends in the first two quarters: In the first quarter, payables decreased as the Company applied funds received from the issuance of Series B preferred stock to pay supplier arrears and restore component supply; and in the second quarter trade and other payables increased due to improved supplier credit as well as accrual of Lit.. 1,800 million for product recall costs.

Investment activities

The investment in MGI Motorcycle GmbH "MGI" reflects the acquisition of the outstanding 75% of this Company and a contemporaneous capital injection made into MGI.

Capital expenditures principally related to maintenance and replacement capital expenditures. Capital expenditure had been curtailed due to the Company's lack of liquidity.

Financing Activities

The decrease in advances from banks principally reflects reduced recourse to advances against trade receivables and reduction of some overdraft facilities funded by the proceeds of the issuance of Series B preferred stock.

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

The Company expects that, over the next four years, significant further capital will be required to complete the planned overhaul. While anticipated increases in sales during the period, if realized, would provide a significant portion of the needed capital, anticipated internally generated cash and currently available bank financing, in the aggregate, will not be sufficient to enable the Company to increase production and sales rapidly enough to generate the remaining needed capital. Moreover, in 2000 and in the five years ended December 31, 1999, Moto Guzzi has not generated cash from operations.

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

As described in Note 2 to the Interim Financial Statements, on April 14, 200 the Company entered into a Share Purchase Agreement under which, if consummated, it will sell all of its operating subsidiaries to Aprilia S.p.A. The Company has satisfied the material conditions in the agreement including approval of shareholders and closing is expected in early September, though there can be no assurance that the sale will be consummated. If it fails to be consummated such failure is likely to have a material adverse effect on the Company. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders



Item 5.  Other Information

SUBSEQUENT EVENTS

     Preliminary Share Sale and Purchase Agreement and Special Meeting of Stockholders



On April 14, 2000, we entered into a Preliminary Share Sale and Purchase Agreement (the "Share Purchase Agreement") with Aprilia S.p.a. ("Aprilia") providing for the sale to Aprilia of our four operating subsidiaries: (i) Moto Guzzi, S.p.A., (ii) MGI Motorcycle GmbH, (iii) Moto Guzzi North America Inc., and (iv) Moto Guzzi France S.a.r.l. (the "Subsidiaries") for Lit. 71.5 billion (approximately $35.2 million) plus or minus the amount by which the subsidiaries' net worth at April 30, 2000 is more or less than its net worth at December 31, 1999, subject to the approval of the holders of a majority of our outstanding Class A common stock.


On August 3, 2000 we and Aprilia entered into a Side Letter dated August 2, 2000 which supplements and amends the Share Purchase Agreement and provides among other things as follows:

     o that the net worth of our subsidiaries at April 30, 2000 is minus Lit. 6,000,000, that the difference between the net worth of our subsidiaries as shown in the Interim Financial Statements dated
          December 31, 1999 and the Management Date Financial Statements dated April 30, 2000 is plus Lit. 7,993,000,000, and that in accordance with article 3.6 of the Share Purchase Agreement Aprilia shall pay into the Escrow Account Lit. 7,993,000,000;

     o that with respect to costs to be incurred in connection with the recall of certain batches of motorcycles to replace certain of their components if, at completion of the recall campaigns, the cost sustain less any reimbursement received from insurance companies and Moto Guzzi suppliers is lower than Lit. 1,824,000,000, then the difference between the cost sustained and Lit. 1.824.000.000 will be paid by Aprilia to us;

     o that the amount of shareholders' loans at the Management Date was Lit. 2,074,000,000, which amounts shall be paid to us at the closing date in accordance with article 3.4.2 (iv) of the Share Purchase Agreement;

     o with respect to the Escrow Agreement, at the closing date the Escrow Amount shall be reduced to Lit 9,375,000,000 and the amount of the first tranche of the Escrow Fund indicated in article 5.1 (a) of the Escrow Agreement is Lit. 7,000,000,000;

     o as soon as practicable after the Closing Date and before December 31st, 2000 we and Aprilia will discuss in good faith the possibility of an early release to us of the first tranche of the Escrow Amount, net of the amount of any claims agreed to at that time;

     o immediately after the Closing Date Aprilia will cause Moto Guzzi SpA to fully co-operate in our efforts to obtain tax amnesties and tax clearance certificates from the fiscal authorities, at our expense, and should such certificates be obtained we and Aprilia will immediately discuss in good faith an early release of a substantial part of the second tranche of the Escrow Amount;

     o that we and Aprilia would use all efforts to cause the closing of the sale of the Subsidiaries to occur on or before August 31st, 2000, and in any case the closing shall take place before September 15, 2000, thereby modifying the original August 31st deadline for the closing.


On July 22,  2000 our  Proxy  Statement  dated  July 20,  2000  relating  to the proposed sale of our operating subsidiaries and the change of our name was mailed to all of our Class A stockholders of record as of July 18, 2000, the record date for the special meeting of stockholders to consider such proposals. On August 11, 2000 at 10:00 a.m. New York time, at 200 Park Avenue, New York, New York, the offices of Clifford Chance Rogers & Wells LLP, we called the special meeting of stockholders to order. At the special meeting 4,399,784 shares of Class A common stock were represented in person or by proxy, representing 73.34% of our issued and outstanding shares of Class A common stock on the record date, thereby constituting a quorum. The following proposals were presented to our stockholders at the special meeting: (i) a proposal to sell our four operating subsidiaries pursuant to the Share Purchase Agreement, dated as of April 14, 2000, with Aprilia S.p.A; and (ii) a proposal to amend our Certificate of Incorporation to change our name to "Centerpoint Corporation".

At the special meeting, the holders of 4,399,774 shares of our Class A common stock (representing 73.33% of shares of record) voted in favor of the proposal to sell our four operating subsidiaries to Aprilia SpA, and the holders of 4,397,314 shares of our Class A common stock (representing 73.31 % of shares of record) voted in favor of the proposal to change our name to "Centerpoint Corporation", thereby approving the proposals.

No holders of shares of Class A common stock voted against the proposal to sell our four operating subsidiaries to Aprilia SpA, and the holders of ten shares abstained with respect to the proposal.

The holders of 2,400 shares of Class A common stock voted against the proposal to change the Company's name to Centerpoint Corporation and no holders of shares abstained from voting with respect to the proposal.

A closing with respect to the sale of the subsidiaries has been scheduled for September 6, 2000.

Agreement with OAM and Trident Rowan to hold a Meeting of Stockholders within 90 days of the closing of the sale of our operating subsidiaries to consider a proposal to liquidate our assets and dissolve the Company

In connection with the execution and delivery of the Share Purchase Agreement described above we agreed with OAM and Trident Rowan by letter dated April 14, 2000 (as amended), that we will, as promptly as practicable after the closing of the sale of the operating subsidiaries, but in no event later than 90 days following the closing, hold a meeting of stockholders to consider and vote upon a proposal to liquidate all our assets and dissolve the Company. All holders of Class A common stock will have an opportunity to vote on such a proposal. However, because OAM owns 58% of the Class A common stock, it can approve the liquidation even if no other stockholders vote in favor of it. Conversely, the liquidation will not be approved unless OAM votes in favor of it. Although OAM and Trident Rowan insisted that we agree to submit a liquidation proposal to our stockholders, OAM is not committed to vote its shares of Class A common stock for the liquidation proposal. It is also possible that OAM, Trident and we may amend the April 14th letter to modify or remove the requirement that we hold a stockholder meeting to consider and vote upon a liquidation proposal.

OAM has advised us that they have not, at this time, decided how they will vote with respect to a liquidation proposal.

Following the closing of the sale we intend to seek to find one or more other companies in which to invest proceeds from the sale. If we do so, we may propose the acquisition of, or an investment in, another company or companies as an alternative to liquidation at any stockholder meeting called to consider a liquidation proposal.




Item 6.  Exhibits and Reports on Form 8-K

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                           OTO GUZZI CORPORATION


         August 30, 2000                               /s/ Mark S. Hauser
                                                       --------------------
                                                         Mark S. Hauser
                                                         Executive Chairman


         August 30, 2000                               /s/ Nick Speyer
                                                       --------------------
                                                         Nick Speyer
                                                         Chief Financial officer

                             FINANCIAL DATA SCHEDULE



This  schedule  contains  summary  financial   information  extracted  from  the
unaudited financial statements dated June 30, 2000 and is qualified in its entirety by reference to such financial statements.


PERIOD TYPE                                                         6-MOS
 FISCAL YEAR END                                              DEC-31-1000
 PERIOD END                                                   JUN-30-1999
 CASH                                                          1,198,000
 SECURITIES                                                            0
 RECEIVABLES                                                  16,487,000
 ALLOWANCES                                                    1,159,000
 INVENTORY                                                    17,187,000
 CURRENT ASSETS                                               33,914,000
 PP&E                                                         22,136,000
 DEPRECIATION                                                 15,828,000
 TOTAL ASSETS                                                 41,461,000
 CURRENT LIABILITIES                                          36,594,000
 BONDS                                                           767,000
 PREFERRED MANDATORY                                          12,297,000
 PREFERRED                                                             0
 COMMON                                                           49,000
 OTHER SHAREHOLDERS EQUITY                                  (12,168,000)
 TOTAL LIABILITY AND EQUITY                                   41,461,000
 SALES                                                        25,145,000
 TOTAL REVENUES                                               25,145,000
 CGS                                                          22,925,000
 TOTAL COSTS                                                   5,001,000
 OTHER EXPENSES                                                 (42,000)
 LOSS PROVISION
 INTEREST EXPENSE                                                957,000
 INCOME (LOSS) PRETAX                                        (3,852,000)
 INCOME TAX                                                      253,000
 INCOME (LOSS) CONTINUING                                    (4,105,000)
 DISCONTINUED                                                          0
 EXTRAORDINARY                                                         0
 CHANGES                                                               0
 NET INCOME (LOSS)                                           (4,105,000)
 EPS PRIMARY                                                      (0.79)
 EPS DILUTED                                                      (0.79)

* Dollar amounts are based on conversion rate of 2,028 Lire to the Dollar which prevailed on June 30, 2000

                                TABLE OF CONTENTS

Part I - Financial Information.................................................3

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS................................4

ASSETS   4

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS................................5

LIABILITIES....................................................................5

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS................................6

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS................................7

COMPREHENSIVE INCOME/(LOSS)....................................................8

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW.......................9

1.       Basis of Presentation................................................11

2.       Execution and Delivery of Share Purchase Agreement...................12

3.       Issuance of Series B Preferred Stock.................................14

4.       Purchase of outstanding securities of MGI Motorcycle GmbH............17

5.       Liquidity and going concern..........................................18

6.       Accumulated Other Comprehensive Income...............................19

Management's  Discussion and Analysis of Financial Condition
    and Results of Operations.................................................20
Liquidity and Financial Resources.............................................22

Operations....................................................................22

Investment activities.........................................................22

Financing Activities..........................................................22

Future Liquidity Needs........................................................22

Potential Effects of the European Common Currency on the Company's Business...23

Part II - Other Information...................................................25

Item 1.  Legal Proceedings....................................................25

Item 2.  Changes in Securities................................................25

Item 3.  Defaults Upon Senior Securities......................................25

Item 4.  Submission of Matters to a Vote of Security Holders..................25

Item 5.  Other Information....................................................25

Item 6.  Exhibits and Reports on Form 8-K.....................................25

SIGNATURES....................................................................26