Form 10-Q
period 2000-09-30
MOTO GUZZI CORP /DE/
filed 2000-12-05
CIK 1004650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY  REPORT PURSUANT  TO  SECTION 13 OR 15 (d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

[ ]   TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the transition period from ______________  to  ________________

                       Commission file number - 000-22813

                             CENTERPOINT CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)



                    Delaware                                  13-3853272
-----------------------------------------------       --------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
or organization)                                       Identification No.)

              299 PARK AVENUE, 16th FLOOR, NEW YORK, NEW YORK 10167
                    -----------------------------------------
               (Address of principal executive offices - Zip code)


Registrant's telephone number, including area code:  (212) 644-4441

Former name, former address and former fiscal year, if changed since last report.

MOTO GUZZI CORPORATION

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes       X    No
                                         ----     ------


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                Yes            No
                                         ----     ------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $.01 per share, 5,999,092 shares outstanding as of November 20, 2000.

                                TABLE OF CONTENTS

                                                                            PAGE

Part I - Financial Information.................................................3

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS................................4

ASSETS.........................................................................4

LIABILITIES....................................................................4

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS................................5

Nine Months to September 30, 2000 and 1999.....................................6

COMPREHENSIVE INCOME/(LOSS)....................................................7

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW.......................8

1.       Basis of Presentation................................................10

2.       Discontinued motorcycle operations...................................12

3.       Execution and Delivery of Share Purchase Agreement...................13

4.       Issuance of Series B Preferred Stock.................................15

5.       Accumulated Other Comprehensive Income...............................16

5.       Earnings/loss from continuing operations per share...................16

Management's  Discussion and Analysis of Financial Condition and Results
of Operations.................................................................18

Liquidity and Financial Resources.............................................19

Part II  -  Other Information.................................................20

Item 1.  Legal Proceedings....................................................20

Item 2.  Changes in Securities................................................20

Item 3.  Defaults Upon Senior Securities......................................20

Item 4.  Submission of Matters to a Vote of Security Holders..................20

Item 5.  Other Information....................................................20

SIGNATURES....................................................................21




CENTERPOINT CORPORATION
(MOTO GUZZI CORPORATION THROUGH SEPTEMBER 19, 2000)

Part I - Financial Information

CENTERPOINT CORPORATION
(MOTO GUZZI CORPORATION THROUGH SEPTEMBER 19, 2000)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2000

                                                                      SEPT. 30        SEPT. 30        DEC. 31
                                                                        2000            2000            1999
                                                                       US$'000         LIT. M          LIT. M
ASSETS

CASH AND CASH EQUIVALENTS                                         $     14,713  LIT.   32,221  LIT.          3
MARKETBALE SECURITIES                                                   12,784         27,998                -
RECEIVABLES                                                              3,196          7,000              196

  RECEIVABLES FROM RELATED PARTIES                                           -              -              196
  ESCROW RECEIVABLE                                                      3,196          7,000                -

PREPAID EXPENSES                                                           100            220              128
                                                                      ---------      ---------       ----------
TOTAL CURRENT ASSETS                                                    30,793         67,439              327
                                                                      ---------      ---------       ----------

ESCROW RECEIVABLE IN 2007                                                1,084          2,375                -
                                                                      ---------      ---------       ----------
TOTAL ASSETS                                                      $     31,877  LIT.   69,814  LIT.        327
                                                                      =========      =========       ==========

LIABILITIES

ACCOUNTS PAYABLE                                                           458          1,005              898
AMOUNTS DUE TO RELATED AND AFFILIATED PARTIES                              253            556               80
PAYABLE FOR REDEMPTION OF SERIES B PREFERRED STOCK                      12,350         27,044                -
ACCRUED EXPENSES AND OTHER PAYABLES                                        880          1,930              252
                                                                      ---------      ---------       ----------
TOTAL CURRENT LIABILITIES                                               13,941         30,535            1,230
                                                                      ---------      ---------       ----------
NET LIABILITIES OF DISCONTINUED OPERATIONS                                   -              -           11,932

ADVANCES FOR REDEEMABLE PREFERRED STOCK SUBSCRIPTION                         -              -            2,405


SHAREHOLDERS' EQUITY/(DEFICIT)                                          17,936         39,279          (15,240)


COMMON STOCK, PAR VALUE $0.01 PER SHARE:
  AUTHORISED 20,250,000 SHARES;
  5,599,092 (1999 - 5,589,092) SHARES OUTSTANDING                           49            108              100

ADDITIONAL PAID-IN CAPITAL                                              16,970         37,163           39,834
ACCUMULATED OTHER COMPREHENSIVE INCOME                                    (184)          (402)             133
ACCUMULATED DEFICIT                                                      1,101          2,410          (55,307)
                                                                      ---------      ---------       ----------
LIABILITIES & SHAREHOLDERS' DEFICIT                               $     31,877  LIT.   69,814  LIT.        327
                                                                      =========      =========       ==========

Note: The balance sheet as at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CENTERPOINT CORPORATION
(MOTO GUZZI CORPORATION THROUGH SEPTEMBER 19, 2000)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months to September 30, 2000 and 1999

                                                                      SEPT. 30        SEPT. 30        SEPT. 30
                                                                        2000            2000            1999
                                                                      US $'000        LIRE M.         LIRE M.
INTEREST INCOME                                                   $         49  LIT.      108  LIT.          -

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                (7)           (16)               -
INTEREST EXPENSE                                                            (5)           (11)               -
OTHER INCOME, NET                                                          281            616                -
                                                                     -----------     ---------       ----------
PROFIT FROM CONTINUING OPERATIONS                                          318            697                -

DISCONTINUED OPERATIONS:
  LOSS FROM DISPOSED MOTORCYCLE OPERATIONS                                   -              -           (3,753)
    (AFTER TAX OF LIT. 514 AND LIT. 165)

  GAIN ON DISPOSAL OF MOTORCYCLE OPERATIONS                             30,325         66,411                -
                                                                     -----------     ---------       ----------
NET PROFIT/(LOSS)                                                       30,643         67,108           (3,753)
PREFERRED STOCK DIVIDENDS                                                 (209)          (458)               -
                                                                     -----------     ---------       ----------
PROFIT/LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                   $     30,434  LIT.   66,650  LIT.     (3,753)
                                                                     ===========     =========       ==========



BASIC EARNINGS/(LOSS) PER SHARE:                                            US           LIRE             LIRE

CONTINUING OPERATIONS                                             $          0.0 LIT.      41  LIT.          -
DISCONTINUED OPERATIONS                                           $          5.1 LIT.  11,325  LIT.       (667)

DILUTED EARNINGS/(LOSS) PER SHARE:

CONTINUING OPERATIONS                                             $          0.0 LIT.      41  LIT.          -
DISCONTINUED OPERATIONS                                           $          5.1 LIT.  11,325  LIT.       (667)

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING DURING THE PERIOD

BASIC                                                                 5,864,309     5,864,309        5,625,125
                                                                     ===========    ==========       ==========

DILUTED                                                               5,864,309     5,864,309        5,632,658
                                                                     ===========    ==========       ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CENTERPOINT CORPORATION
(MOTO GUZZI CORPORATION THROUGH SEPTEMBER 19, 2000)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTHS TO SEPTEMBER 30, 2000 AND 1999

                                                                      SEPT. 30        SEPT. 30        SEPT. 30
                                                                        2000            2000            1999
                                                                      US $'000        LIRE M.         LIRE M.
INTEREST INCOME                                                     $       49   LIT.       108  LIT.         -

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                (7)             (16)              -
INTEREST EXPENSE .                                                          (5)             (11)              -
OTHER INCOME, NET                                                          281              616               -
                                                                     -----------     -----------     -----------
PROFIT FROM CONTINUING OPERATIONS                                          318              697               -

DISCONTINUED OPERATIONS:
  LOSS FROM DISPOSED MOTORCYCLE OPERATIONS                              (3,801)          (8,324)        (14,152)
    (AFTER TAX OF LIT. 514 AND LIT. 165)

  GAIN ON DISPOSAL OF MOTORCYCLE OPERATIONS                             30,325           66,411               -
                                                                     -----------     -----------     -----------
NET PROFIT/(LOSS)                                                       26,842           58,784         (14,152)
PREFERRED STOCK DIVIDENDS                                                 (487)          (1,067)              -
                                                                     -----------     -----------     -----------
PROFIT/LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                     $   26,355   LIT.    57,717  LIT.   (14,152)
                                                                     ===========     ===========     ===========



BASIC EARNINGS/(LOSS) PER SHARE:                                            US $           LIRE            LIRE

CONTINUING OPERATIONS                                               $    (0.03)  LIT.       (65) LIT.         -
DISCONTINUED OPERATIONS                                             $     4.67   LIT.    10,218  LIT.
   (2,985)

DILUTED EARNINGS /(LOSS) PER SHARE:

CONTINUING OPERATIONS                                               $    (0.03)  LIT.       (65) LIT.         -
DISCONTINUED OPERATIONS                                             $     4.67   LIT.    10,218  LIT.    (2,985)

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING DURING THE PERIOD

BASIC                                                                5,684,895        5,684,895       4,741,409
                                                                     ===========     ===========     ===========

DILUTED                                                              5,684,895        5,684,895       4,901,065
                                                                     ===========     ===========     ===========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CENTERPOINT CORPORATION
(MOTO GUZZI CORPORATION THROUGH SEPTEMBER 19, 2000)
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME/(LOSS)

September 30, 2000

                                                                                                 ACCUMU-                     COMPRE-
                                                                                                  LATED                      HENSIVE
                                                                            CLASS B      ADDI-    OTHER                      INCOME/
                                                        COMMON STOCK       PREFERRED    TIONAL    COMPRE-  ACCUMU-   SHARE-  LOSS
                                                                            STOCK       PAID-IN  HENSIVE    LATED   HOLDERS  -------
                                                     SHARES     AMOUNT  SHARES  AMOUNT  CAPITAL  INCOME    DEFICIT  EQUITY
                                                   ---------------------------------------------------------------------------------
AT JANUARY 1, 2000                            LIT.M  5,589,092   100        -    -     39,834      133    (55,307) (15,240)
Net profit                                                   -     -        -    -          -        -     57,717   (8,933)  57,717
Translation adjustment                                       -     -        -    -          -     (535)         -     (535)    (535)
Issuance of Series B Preferred Stock                         -     -   123,500   2     23,980        -          -   23,982        -
Reclassification for redemption of                           -     -        -    -    (23,982)       -          -  (23,982)       -
  preferred stock

Accretion expense for preferred stock
  redemption and related exchange movements                  -     -        -    -        -     (3,062)        -    (3,062)  (3,062)
Redemption of Series B Preferred Stock                       -     -  (123,500)  -     (3,060)   3,062         -         -        -
Issuance of shares for MGI purchase                     10,000     -        -    -         91        -         -        91        -
Issuance of shares for OAM warrant exercise            100,000     2        -    -          -        -         -         2        -
Issuance of shares to TRG                              300,000     6        -    -         (6)       -         -         -        -
Amortization of non-cash finance charges                     -     -        -    -        306        -         -      (306)       -
                                                    --------------------------------------------------------------------------------
AT SEPETMBER 30, 2000                         LIT.M  5,999,092   108        -    -     37,163     (402)    2,410    39,279   54,120
                                                     ===============================================================================

AT JUNE 30, 2000                              $'000               49             -   16,970      (184)     1,101    17,936    24,715
                                                           ==========         ======================================================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENT

CENTERPOINT CORPORATION AND SUBSIDIARIES
(MOTO  GUZZI  CORPORATION   THROUGH  SEPTEMBER  19,  2000)
UNAUDITED  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

September 30, 2000 and 1999

                                                                       SEP. 30        SEP. 30         SEP. 30
                                                                        2000            2000            1999
                                                                       US$'000         LIT. M          LIT. M
NET PROFIT FROM CONTINUING OPERATIONS                               $       318  LIT.       697  LIT.         -
PREFERRED STOCK DIVIDENDS                                                  (487)         (1,067)              -

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
 CASH USED BY OPERATING ACTIVITIES:
 AMORTIZATION OF WARRANT  ISSUANCE FOR FINANCE EXPENSE                      158             347             609
 OTHER OPERATING ACTIVITIES                                              (1,094)         (2,397)           (519)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
 RELATED PARTY RECEIVABLES                                                   90             196              80
 PREPAID EXPENSES                                                           (32)            (69)            (93)
 ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                     (280)           (613)         (1,195)
 RELATED PARTY PAYABLES                                                     217             476          (1,174)
                                                                     -----------     -----------     -----------
NET CASH USED BY OPERATING ACTIVITIES                                    (1,110)         (2,430)         (2,292)
                                                                     -----------     -----------     -----------
INVESTING ACTIVITIES
 INVESTMENT IN MARKETABLE SECURITIES                                    (12,028)        (26,339)              -
                                                                     -----------     -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               (12,028)        (26,339)              -
                                                                     -----------     -----------     -----------
FINANCING ACTIVITIES
 PROCEEDS FROM MERGER WITH NAAC                                               -               -          16,006
 PROCEEDS FROM ISSUANCE OF PREFERRED STOCK                                8,370          18,329               -
 ADVANCE FOR SUBSCRIPTION TO PREFERRED STOCK                                                  -           2,274
                                                                     -----------     -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 8,370          18,329          18,280
                                                                     -----------     -----------     -----------
INCREASE/(DECREASE) IN CASH FROM CONTINUING ACTIVITIES                   (4,768)        (10,440)         15,988

NET CASH FROM/(USED BY) DISCONTINUED MOTORCYCLE OPERATIONS               19,480          42,658         (15,711)

EXCHANGE MOVEMENT ON OPENING CASH                                             -               -               -
CASH, BEGINNING OF PERIOD                                                     1               3               -
                                                                     -----------     -----------     -----------
CASH, END OF PERIOD                                                 $    14,713  LIT.    32,221 LIT.        277
                                                                     ===========     ===========     ===========


NET CASH FROM/(USED BY) DISCONTINUED MOTORCYCLE OPERATIONS
 NET CASH PROCEEDS FROM SALE                                             27,534          60,293               -
 FINANCING OF DISPOSED OPERATIONS                                        (7,280)        (15,941)        (13,863)
 OTHER EXPENDITURE ALLOCATED TO DISCONTINUED OPERATIONS                    (774)         (1,694)         (1,848)
                                                                     -----------     -----------     -----------
                                                                         19,480          42,658         (15,711)
                                                                     -----------     -----------     -----------

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

The Company issued 10,000 shares with a fair value of Lit. 91 million in connection with its purchase of the 75% of MGI Motorcycle GmbH that it did not already own. MGI Motorcycle GmbH was disposed as part of the sale of motorcycle operations.

The Company issued 100,000 shares to OAM S.p.A. upon exercise of a warrant held by OAM issued in 1999. The exercise price of $1,000 was settled by reduction of balances due by the Company to OAM. The fair value of this warrant at the date of issuance of Lit. 1,220 million been amortized from April 1, 1999 through March 31, 2000 as finance expense.

The Company redeemed all issued and outstanding shares of its Series B Preferred Stock effective September 30, 2000 with payment being made on the first business day of October 2000. The amount payable for the redemption of lit. 27,044 million ($12,350,000) is shown as a separate line item in the balance sheet at September 30, 2000.

MOTO GUZZI CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2000


1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For a summary of the Registrant's accounting principles, and other footnote information, reference is made to the Form 10-K, dated April 26, 2000. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All of such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

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

In September 2000, the Company sold all its operating subsidiaries to Aprilia S.p.A. and changed its name to Centerpoint Corporation pursuant to the sale of its motorcycle operations to Aprilia. See below Note 2 - Discontinued Operations and Note 3 - Execution and Delivery of Share Purchase Agreement.

The primary financial statements are shown in Italian lire because all of the Company's material operating entities were based and operated in Italy. At September 30, the Company's freely available cash and other significant assets were all denominated in lire (or euros). The Company will evaluate if its functional currency will continue to be the lire, based on decisions to be taken as to its future activities. Translation of lire amounts into U.S. Dollar amounts is included solely for the convenience of the readers of the financial statements and has been made at the rate of Lire 2,190 to U.S. $1, the approximate exchange rate at September 30, 2000. It should not be construed that the assets and

MOTO GUZZI CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2000


liabilities, expressed in U.S. dollar equivalents, can actually be realized in or extinguished by U.S. dollars at that or any other rate.

MOTO GUZZI CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2000




2.       DISCONTINUED MOTORCYCLE OPERATIONS

In September 2000, the Company closed its sale of all "Moto Guzzi" motorcycle operations to Aprilia. From May 2, 2000 through the date of sale, Moto Guzzi's operations were under the control of Aprilia management. The measurement date of the disposal is July 1, 2000, reflecting the latest date prior to sale for which the Company has complete financial information. Net proceeds from the disposal exceeded the net assets of the operations sold and the Company has recorded a gain on sale in the third quarter of 2000 of Lit. 66,411 million. The Company changed its name to Centerpoint Corporation on September 19, 2000 pursuant to the sale, which is discussed in more detail in Note 3, below.

Results of the disposed motorcycle operations through the effective disposal date of July 1, 2000 and for the nine months to September 30, 2000 were as follows:


                                                                                              SEP. 30
                                                                  2000           2000           1999
                                                                US$'000         LIT.M          LIT.M

Net sales ................................................       23,287          50,994        62,923

Loss before taxes ........................................       (3,566)         (7,810)      (13,987)
Provisions for taxes .....................................         (235)           (514)         (165)
                                                               -----------    -----------    -----------
Net loss from discontinued operations of
  Motorcycle operations ..................................  $    (3,801)  Lit.   (8,324) Lit. (14,152)
                                                               ===========    ===========    ===========

Net assets/(liabilities) of the discontinued motorcycle operations at the effective date of disposal of July 1, 2000 and at December 31, 1999 were as follows:

                                                                 JULY 1         JULY 1        DEC. 31
                                                                  2000           2000           1999
                                                                 $'000          LIT.M          LIT.M
Current assets ...........................................       31,218          68,361         61,926
Property, plant and equipment ............................        5,842          12,792         14,638
Other assets .............................................        1,146           2,510            889
Current liabilities ......................................      (33,265)        (72,844)       (79,385)
Other liabilities ........................................       (4,344)         (9,512)       (10,000)
                                                               -----------    -----------    -----------
Net assets/liabilities of discontinued operations......... $        597   Lit.    1,307  Lit.  (11,932)
                                                               ===========    ===========    ===========

In 2000 the Company provided the disposed motorcycle subsidiaries with cash, in the form of capital and advances, of Lit. 15,941 million (1999 - 13,863 million) to finance operations through disposal.

MOTO GUZZI CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2000




3.       EXECUTION AND DELIVERY OF SHARE PURCHASE AGREEMENT

On September 7, 2000, the Company closed on the sale of all its operating subsidiaries, Moto Guzzi S.p.A., Moto Guzzi North America Inc, Moto Guzzi France Sarl, and MG Motorcycle GmbH, to Aprilia S.p.A. in accordance with the Preliminary Purchase and Sale Agreement dated April 14, 2000 as modified and integrated by the Letter Agreement of August 3, 2000. On August 11, 2000, at a Special Meeting of Stockholders, the Company's stockholders approved the sale of the operating subsidiaries and the change of the Company's corporate name to Centerpoint Corporation, with stockholders holding in excess of two-thirds of all outstanding shares of Class A common stock voting for the sale and the name change.

Total proceeds from the sale were Lit. 79,500 million. In accordance with the Share Purchase Agreement Aprilia S.p.A. also paid the Company Lit. 2,074 million on behalf of the operating subsidiaries, representing the amount owed to the Company by the operating subsidiaries pursuant to loans made by the Company to them. In accordance with the Share Purchase Agreement, Lit. 9,375 million of the total proceeds was placed in escrow to cover any claims Aprilia S.p.A. might have in the future in respect of representations and warranties made by the Company in the Share Purchase Agreement. Subject to any claims Aprilia may have in respect of the Company's representations and warranties, funds from the escrow account will be released to the Company in two tranches: Lit. 7,000 million is to be released on September 8, 2001; and Lit. 2,375 is to be released on September 8, 2007. Aprilia has undertaken to evaluate, on a best efforts basis, an earlier resolution of any future claims it may have to funds in the escrow account.

SIREF S.p.A. and San Paolo Finanziaria S.p.A., each of which is an affiliate of Banca d'Intermediazione Mobiliare IMI S.p.A. ("IMI"), acted as fiduciary agents for the closing. In accordance with invoices submitted to them, they paid IMI, the Company's financial advisor, 11,401 million, in respect of fees and expenses claimed by IMI to be due it under their engagement letter, paid Lit. 505 million to Carnelutti, the Company's Italian counsel, and paid the balance of the proceeds of Lit. 60,293 million to the Company.

As noted in the Company's Proxy Statement dated July 22, 2000, the Company has disputed IMI's interpretation of the fee calculation provisions of their engagement letter, since being advised of this in July of this year. Since that time the Company has discussed and sought and negotiate with IMI an agreement as to the proper interpretation of the fee calculation provisions, and the amount of the IMI fee, but was unable to come to agreement with IMI concerning these items prior to the closing. Although it appears that each of the fiduciary agents was aware of the fee dispute, the Company was advised by the fiduciary agents at the closing that IMI had previously submitted an invoice to them for fees and expenses alleged by IMI to be due to them under the engagement letter in the amount of Lit. 11,401 million and that the fiduciary agents had paid such amount to IMI out of amounts held in escrow by them. The Company is currently evaluating possible courses of action against IMI and the

MOTO GUZZI CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2000


fiduciary agents, including initiating legal proceedings in Italy and the United States, to the extent the same are available.


On September 19, 2000, pursuant to the Share Purchase Agreement and stockholder approval, the Company filed an amendment to its Certificate of Incorporation to change its name to Centerpoint Corporation, effective at the time of filing.

The Lit. 60,293 million received by the Company has been and will be applied firstly to payment of amounts due for transaction expenses and other payables and obligations estimated in the aggregate to be approximately Lit. 3 billion and to redeem all outstanding shares of Series B Preferred Stock for a price equal to $100 per share plus accrued dividends thereon, for a total principal of approximately US$ 12.35 million (approximately Lit. 27.0 billion at the prevailing exchange rate). This will leave the Company with approximately Lit.
29.7 billion in cash and marketable securities plus rights to amounts due to it from the escrow account at the time of release of the Lit. 9,375 million being held in escrow, as described above, and whatever it realizes on its claims against IMI described above. Cash will be invested in short-term fixed interest securities pending our evaluation of the alternatives available to the Company with respect to such funds.

In connection with the execution and delivery of the Share Purchase Agreement described above, the Company agreed with OAM, SpA and Trident Rowan Group, Inc. by letter dated April 14, 2000 (as amended), that it will, as promptly as practicable after the closing of the sale of the operating subsidiaries, but in no event later than 90 days following the closing, hold a meeting of stockholders to consider and vote upon a proposal to liquidate all the Company's assets and dissolve the Company. This outside date for such shareholders meeting was subsequently extended by 60 days, to February 7, 2000.

All holders of Class A common stock will have an opportunity to vote on any proposal that the Company be liquidated. However, because OAM owns 58% of the Class A common stock, it can approve a liquidation even if no other stockholders vote in favor of it. Conversely, any proposed liquidation will not be approved unless OAM votes in favor of it. Although OAM and Trident Rowan insisted that the Company agree to submit a liquidation proposal to the Company's stockholders, OAM is not committed to vote its shares of Class A common stock for the liquidation proposal. It is also possible that OAM, Trident and the Company may amend the April 14th letter to modify or remove the requirement that we hold a stockholder meeting to consider and vote upon the liquidation proposal.

OAM has advised the Company that they have not, at this time, decided how they will vote with respect to any liquidation proposal.

During the period between the closing of the sale and any stockholder meeting relating to a liquidation proposal, the Company intends to seek to find one or more other companies in which to invest proceeds from the sale. If the Company is able to do so, it may propose the acquisition of, or

MOTO GUZZI CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2000


an investment in, another company or companies as an alternative to liquidation at any stockholder meeting called to consider a liquidation proposal.

MOTO GUZZI CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2000


4.       ISSUANCE OF SERIES B PREFERRED STOCK

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

The holders of the Series B Preferred Stock are entitled to receive dividends at the rate of $7 per share per year before any dividends may be paid with regard to the Class A Common Stock, and to receive distribution of $100 per share in liquidation of the Company before any liquidation distributions are made with regard to the Class A Common Stock. The Company was required to redeem the Series B Preferred Stock for $100 per share plus accrued dividends on December 28, 2001. Holders of Series B Preferred Stock do not have voting rights, except that they must approve issuance of securities which would affect the Series B Preferred Stock and the incurrence of debt, other than refinancing of existing debt or lines of credit used by the Company to finance its day-to-day operations.

Each share of Series B Preferred Stock was convertible into Class A Common Stock at a conversion price of $5.00, based upon the liquidation preference of the Series B Preferred Stock ($100, plus accrued dividends, per share), meaning each share of Series B Preferred Stock is convertible into approximately 20 shares of Class A Common Stock.

The Company agreed with the Series B preferred stockholders that, following the sale to Aprilia, we would redeem the Series B preferred stock on September 30, 2000 and they agreed not to convert their Series B stock if we redeem the stock by this date. Such redemption was effected, with redemption payments made on the first business day of October 2000.

The Company received Lit. 18,329 million in cash, net of Lit. 516 million of expenses in respect of the issue of the Series B Preferred Stock and also recorded Lit. 2,479 million in respect of the William Spier and Barry Fingerhut advances and Lit. 3,174 million in respect of the OAM loan for a total of Lit. 23,982 million.

Upon issuance, the Company reclassified the Series B preferred stock outside of shareholders equity and recorded accretion expense of Lit. 3,060 million in respect of amortization of costs and exchange differences which arose as the Company's obligation is denominated in U.S. Dollars.

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

MOTO GUZZI CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2000




5.       ACCUMULATED OTHER COMPREHENSIVE INCOME

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

Changes in components of accumulated other comprehensive income in the nine months to September 30, 2000 are as follows.

                                                                             Accretion          Accumulated
                                                         Cumulative         expense and            other
                                                         translation      related exchange     comprehensive
                                                         difference          movements            income
                                                        ---------------    ---------------    ---------------

Balance January 1, 2000                                          133       -                           133

Movement for period                                             (535)             (3,062)           (3,597)

Redemption of Series B Preferred Stock                             -               3,062             3,062

                                                        ---------------    ---------------    ---------------

Balance September 30, 2000                                      (402)                  -              (402)

                                                        ===============    ===============    ===============

5.       EARNINGS/LOSS FROM CONTINUING OPERATIONS PER SHARE

The numerator for the calculation of earnings/(loss) per common share have been calculated as follows:

THREE MONTHS TO SEPTEMBER 30, 2000                               SEP 30         SEP 30        SEP. 30
                                                                  2000           2000           1999
                                                                 $'000          LIT.M          LIT.M

Profit from continuing operations ........................          318             697              -
Preferred Stock dividends ................................         (209)           (458)             -
                                                               -----------    -----------    -----------
Earnings from continuing operations attributable
 to common shareholders ..................................          109             239              -
                                                               ===========    ===========    ===========

MOTO GUZZI CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2000

NINE MONTHS TO SEPTEMBER 30, 2000                                SEP 30         SEP 30        SEP. 30
                                                                  2000           2000           1999
                                                                 $'000          LIT.M          LIT.M

Profit from continuing operations ........................         318             697              -
Preferred Stock dividends ................................        (487)         (1,067)             -
                                                               -----------    -----------    -----------
Loss from continuing operations attributable to
  common shareholders                                             (169)           (370)             -
                                                               ===========    ===========    ===========

Preferred stock - See Note 4 - was not dilutive for the three months to September 30, 2000.

MOTO GUZZI CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT MATERIAL EVENTS WITH RESPECT TO THE COMPANY THAT IMPACT THE COMPANY AND THE DISCUSSION SET FORTH BELOW IS SUBJECT TO AND QUALIFIED BY THE INFORMATION SET FORTH BELOW IN THE NOTES TO THE INTERIM FINANCIAL STATEMENTS UNDER NOTE 3 - EXECUTION AND DELIVERY OF SHARE PURCHASE AGREEMENT AND NOTE 4 - ISSUANCE OF SERIES B PREFERRED STOCK.

RESULTS OF OPERATIONS FOR THE 3 MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO 1999

                                                             SEP. 30            SEP. 30
                                                              2000               1999
                                                             LIRE M.            LIRE M.

INTEREST INCOME                                                  108                  -

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                     (27)                 -
OTHER INCOME, NET                                                616                  -
                                                           ------------       ------------
NET PROFIT FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                            697                  -

DISCONTINUED OPERATIONS:
  LOSS FROM OPERATIONS OF MOTORCYCLE BUSINESS                      -              (3,753)
   (AFTER INCOME TAX OF LIT. 99 IN 1999)

  GAIN ON DISPOSAL OF MOTORCYCLE BUSINESS                     66,411                  -
   (AFTER INCOME TAX OF LIT. 0)

PREFERRED STOCK DIVIDENDS                                       (458)                 -
                                                           ------------       ------------
NET PROFIT/LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS           66,650              (3,753)
                                                           ============       ============

On September 7, 2000, the Company completed the sale of its operating subsidiaries to Aprilia S.p.A. This sale represents the discontinuance of motorcycle operations which were the company's only activities and have been accounted for as discontinued operations. The effective accounting date for the sale is July 1, 2000, reflecting the last date for which financial information on the subsidiaries is available.

Accordingly, in the third quarter of 2000, the Company has recorded interest income of Lit. 108 million, selling general and administrative expenses of Lit. 27 million and positive exchange differences of Lit. 616 million as continuing operations, representing the period from September 8, 2000. The exchange differences relate to the effects of exchange rates on cash balances and escrow receivables in lire from the date of sale through September 30, 2000. In the corresponding period in 1999, the Company had no income or expenses from continuing operations as all its activities related to the disposed motorcycle business.

In respect of the discontinued motorcycle operations, in the third quarter of 2000 the Company has recorded a gain on sale of Lit. 66,411 million. There are no taxes payable as the Company believes that the proceeds received are less than the tax base of the subsidiaries sold. There is no loss from operations of the discontinued activities in the third quarter of 2000 as the effective accounting date was July 1, 2000. In the comparison third quarter of 1999, losses from the discontinued motorcycle operations were Lit. 3,753 million.

In the third quarter of 2000, Lit. 458 million is included in respect of dividends payable on the Company's Series B Preferred Stock, issued in February 2000 to provide bridge finance to the sold subsidiaries. Such Series B Preferred Stock was redeemed effective September 30, 2000.

RESULTS OF OPERATIONS FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO 1999

Results for the 9 months to September 2000 compared to 1999 reflect the same factors as discussed above for the third quarter.

Losses from operations of the discontinued motorcycle operations of Lit. 8,324 million reflect results through the first two quarters of 2000 as the effective date of the disposal was July 1, 2000.

LIQUIDITY AND FINANCIAL RESOURCES

The Lit. 60,293 million received by the Company from the sale to Aprilia will be applied firstly to payment of amounts due for transaction expenses and other payables and obligations estimated in the aggregate to be approximately Lit. 3.0 billion and to redeem all outstanding shares of Series B Preferred Stock for a price equal to $100 per share plus accrued dividends thereon, for a total principal of approximately US$ 12.35 million (approximately Lit. 27.0 billion). This will leave the Company with approximately Lit. 29.7 billion in cash and marketable securities plus rights to amounts due to it from the escrow account at the time of release of the Lit. 9,375 million being held in escrow, as described above, and whatever it realizes on its claims against IMI described in
Note 3 to the interim financial statements. Lit. 28.0 billion of the cash has been invested in short-term fixed interest securities denominated in Euros pending evaluation of the alternatives available to the Company with respect to such future activities.

PART II  - .......OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 11, 2000, at a Special Meeting of Stockholders, the Company's stockholders approved the sale of the Company's operating subsidiaries to Aprilia SpA and the change of the Company's corporate name to Centerpoint Corporation, with stockholders holding in excess of two-thirds of all outstanding shares of Class A common stock voting for the sale and the name change.


ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Current report on Form 8-K dated August 11, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  MOTO GUZZI CORPORATION



November 30, 2000.                                 /s/ Mark S. Hauser
                                                   -------------------
                                                   Mark S. Hauser
                                                   Executive Chairman





November 30, 2000.                                 /s/ Nick Speyer
                                                   --------------------
                                                   Nick Speyer
                                                   Chief Financial officer