Form 10-K
period 2000-12-31
CENTERPOINT CORP
filed 2002-04-10
CIK 1004650

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]  Annual Report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934

     For the fiscal year ended December 31, 2000


     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to
     ___________

                       Commission File Number:  000-22813

                            CENTERPOINT CORPORATION
              (Exact name of registrant as specified in its charter)


             Delaware                                 13-3853272
(State or other jurisdiction of             (I.R.S. Employer Identification
 incorporation or organization)                         Number)


                              18 East 50th Street
                                 10th Floor
                            New York, New York 10022
              (Address of principal executive offices) (Zip code)

                             C/O FdG Associates
                              299 Park Avenue
                                16th Floor
                          New York, New York 10171
                   (Registrant's prior address) (Zip code)


                               (212) 758- 6622
               (Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Class A Common Stock, $.01 par value

                              Class A Warrants

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. [ ]

As of March 15, 2002, the aggregate market value of the voting stock held by nonaffiliates of the registrant approximately was $1,652,000.

As of March 15, 2002, there were 6,005,339 shares of the registrant's Class A common stock outstanding.




                           CENTERPOINT CORPORATION

                              TABLE OF CONTENTS

                                                                     Page

PART I   ............................................................  1

ITEM 1.  Business ...................................................  1

ITEM 2.  Properties ................................................. 14

ITEM 3.  Legal Proceedings .......................................... 14

ITEM 4.  Submission of Matters to Vote of Security Holders .......... 15

PART II  ............................................................ 15

ITEM 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters ........................................ 15

ITEM 6.  Selected Financial Data .................................... 15

ITEM 7.  Management's Discussion and Analysis of Financial
         Conditions and Results of Operations ....................... 18

ITEM 8.  Financial Statements and Supplementary Data ................ 20

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclsure .................................... 20

ITEM 10. Directors and Executive Officers of the Registrant ......... 20

ITEM 11. Executive Compensation ..................................... 25

ITEM 12. Security Ownership of Certain Beneficial Owners and
         Management ................................................. 33

ITEM 13. Certain Relationships and Related Transactions ............. 35

ITEM 14. Exhibits, Financial Statements Schedules and Reports
         on Form 8-K ................................................ 39

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS .......................... F-1

















                                       i




PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because they include words such as the Company "believes," "anticipates," "expects" or "estimates" or words of similar meaning. Similarly, statements that describe the Company's future plans, objectives, targets or goals are also forward-looking statements. By their nature, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report. The forward-looking statements included herein are made only as of the date of this report, and the Company undertakes no obligation to update publicly such forward-looking statements to reflect subsequent events or circumstances.

ITEM 1.  BUSINESS

SUBSEQUENT EVENTS AND OVERVIEW OF CURRENT STATUS OF THE COMPANY

* The Company was incorporated in Delaware in 1995. The Company did not have any business operations until March 1999. From March 1999 through September 7, 2000, the Company was a manufacturer of Italian luxury and high-performance motorcycles, which it manufactured and distributed through four operating subsidiaries: Moto Guzzi S.p.A., Moto Guzzi North America Inc, Moto Guzzi France S.a.r.l., and MGI Motorcycle GmbH. These operations, which were the only business operations of the Company, were sold to Aprilia on September 7, 2000. Stockholder approval with respect to the sale was obtained at a Special Meeting of Stockholders held on August 11, 2000.

* Total proceeds from the sale were Lit. 79,500 million. In accordance with the Share Purchase Agreement relating to the sale, Lit. 9,375 million of the total proceeds were placed in escrow to cover any claims Aprilia might have in the future in respect of representations and warranties made by the Company in the Share Purchase Agreement.

* From the proceeds from the sale of Moto Guzzi operations the Company paid sale expenses and outstanding accounts payable and redeemed its Series B Preferred Stock on September 30, 2000. Lit. 28.0 billion out of net remaining cash of approximately Lit. 29.5 billion was invested in short-term fixed interest securities, denominated in Euro. In June 2001, the Company transferred all of its cash to the United States since when it has been held in US$. Cash on hand at December 31, 2001 was US$8,760,700.

* In December 2000 and June 2001 Aprilia made alleged claims with respect to the Escrow Account and on July 26, 2001, in spite of being aware of the Company's contesting of each of the alleged claims and its intention to seek arbitration, IMI advised the Company that it had paid Lit. 7,611 million from the Escrow Account to Aprilia in respect of the alleged claims.

* Pursuant to the Share Purchase Agreement and Escrow Agreement, each of which provides that disputes among the parties be arbitrated, the Company filed with the International Chamber of Commerce a Request for Arbitration in Accordance with Article 4 of the ICC Rules of Arbitration relating to the Alleged Claims and the payment by Banco IMI ("IMI"), the Company's investment adviser, and requesting restitution of the funds paid to Aprilia. The Arbitration committee was constituted on November 16, 2001.

* At the September 7, 2000 closing of the sale of the subsidiaries, in accordance with an invoice previously submitted to them by IMI, but without the prior approval, knowledge or consent of the Company, IMI was paid Lit. 11,401 million, in respect of fees and expenses claimed by IMI to be due it under its engagement letter with TRG and OAM. Since early July 2000, the Company and TRG have disputed IMI's interpretation of the calculation of the fee due it under its engagement letter, following initial indication by IMI of its basis of calculation.

* In connection with the sale of the operating subsidiaries, the Company agreed with OAM S.p.A. ("OAM"), its majority stockholder and Trident Rowan Group, Inc. ("TRG" or "Trident Rowan") the majority stockholder of OAM, that the Company would, as promptly as practicable after the closing of the sale, but in no event later than 90 days following the closing, hold a meeting of stockholders to consider and vote upon a proposal to liquidate all of the Company's assets and dissolve the Company. The date for proceeding to propose a liquidation was subsequently extended by TRG and OAM to July 15, 2001.

* From September 2000 through December 2001, with the knowledge and consent of TRG and OAM, the Company examined opportunities to acquire or merge with another operating business or businesses, as an alternative to liquidation.
In June 2001, with the consent of TRG, the Company engaged the investment banking firm of Investec Ernst & Co. to assist the Company in its evaluation of strategic alternatives.

* TRG's 5% Convertible Debentures in an aggregate amount of US$ 6,250,000 were scheduled to come due in December 2001. In order to enable TRG to pay off the Debentures on favorable terms, on June 13, 2001 the Company, TRG and OAM entered into a loan agreement pursuant to which the Company agreed to lend TRG US$4,200,000. On June 13, 2001 the Company made the loan, TRG issued the Company a promissory note in the amount of US$4,200,000 (the "TRG Promissory Note") and shortly thereafter TRG paid off the Debentures in full.

* In December 2001, the Board of the Company met to evaluate the alternative strategies and investments available to the Company. Investec Ernst & Co., who had been hired in June 2001 to assist in this process, presented to the Board their conclusions on a number of potential investments. After review of the possible investments, the Board resolved to approve the acquisition of 19,000,000 shares of Bion Environmental Technologies, Inc., a publicly-held Colorado corporation ("Bion") for a total consideration of US$14,250,000 (the "Bion Investment") subject to receipt of a fairness opinion from a financial firm acceptable to the Board and receipt of advice from the Company's counsel concerning legal due diligence and determination by the Board that the results of legal due diligence did not affect the Company's determination that the investment was in the best interests of the Company. The Company duly received a fairness opinion from Joseph Stevens & Company, Inc. and advice from counsel concerning the results of legal due diligence and in a Board meeting in late December approved and confirmed the approval of the Bion Investment.

* The Board also resolved to approve the purchase by Bion of 3,459,997 shares (approximately 57.7%) of the Company's common stock from OAM. Such approval was required by TRG and OAM as a condition to their waiver of their rights to cause a liquidation of the Company and release of the Company from such obligations, the obtaining of which was a pre-condition to the Company's ability to make the Bion Investment.

* On January 15, 2002, the Company purchased 19,000,000 shares of the restricted stock of Bion (the "Bion Shares"), in exchange for approximately US$8,500,000 in cash, the US$4,200,000 million TRG Promissory Note (including accrued interest) and the assignment by the Company of 65% of the Company's Claims With Respect to the Escrow Account (hereinafter defined) and Claims Against IMI. Immediately upon the consummation of this transaction, Bion purchased a 57.7% majority interest in the Company from OAM.

* The Company has not been current in its filings with the Securities and Exchange Commission ("SEC") since it filed its Form 10-Q in October 2000, which reported the results of the sale of the Moto Guzzi operations to Aprilia. The Company intends to become current in its SEC filings as soon as practicable.

* Under the Subscription Agreement relating to Bion Investment and related Registration Rights Agreement Bion has agreed among other things (i) to file with the SEC a Registration Statement with respect to the Bion Shares, as soon as practicable, and within 90 days of the Company's filing with the SEC of its December 31, 2001 Form 10-K, and to use its best efforts to cause such Registration Statement to be declared effective as soon as practicable thereafter, (ii) to use its best efforts to cause all or a substantial portion of the Bion Shares to be distributed to the Company's common stockholders in a tax efficient manner in accordance with applicable law, and (iii) to use its best efforts to hold an Annual Meeting of Bion Shareholders during 2002, in accordance with its by-laws and applicable law. It is expected that the distribution of all or a substantial portion of the Bion Shares to the Company's Stockholders will occur during the second half of calendar 2002. When that distribution occurs, approximately 11,000,000 of Bion's shares will be distributed back to Bion. Bion has advised the Company that it intends to cancel such shares.

* As of the date of this report, the sole assets of the Company are the 19,000,000 Bion Shares and the 35% of the Claims With Respect to the Escrow Account and Claims Against IMI retained by the Company.

* Bion's business is described in its Form 10-K (as amended) for the fiscal year ended June 30, 2001 as filed with the SEC, and in other documents filed by Bion with the SEC.

* Bion's business and its continuation of operations are subject to substantial risk factors, including those set forth in Bion's Registration Statement on Form S-2, as filed with the SEC on April 13, 2001 and as amended.

* Once all or a substantial portion of the Bion Shares are distributed to the Company's stockholders the Company will have only nominal assets and will effectively be a publicly-held shell corporation. The Board of Directors will evaluate what, if any, business opportunities are available to the Company, following such distribution.

RECENT EVENTS AND TRANSACTIONS

Closing by the Company on the Sale of its Operating Subsidiaries; Dispute with IMI Regarding its Fee

* On September 7, 2000, the Company closed on the sale of all its operating subsidiaries, Moto Guzzi S.p.A., Moto Guzzi North America Inc, Moto Guzzi France S.a.r.l., and MG Motorcycle GmbH, to Aprilia in accordance with the Share Purchase Agreement dated April 14, 2000 as modified and integrated by the Letter Agreement of August 3, 2000.

* Total proceeds from the sale were Lit. 79,500 million. In accordance with the Share Purchase Agreement, Aprilia also paid the Company Lit. 2,074 million on behalf of the operating subsidiaries, representing the amount owed to the Company by the operating subsidiaries pursuant to loans made by the Company to them. In accordance with the Share Purchase Agreement, Lit. 9,375 million of the total proceeds were placed in escrow to cover any claims Aprilia might have in the future in respect of representations and warranties made by the Company in the Share Purchase Agreement. Subject to any claims Aprilia may have in respect of the Company's representations and warranties, funds from the escrow account were to be released to the Company in two tranches: Lit. 7,000 million was to be released on September 8, 2001; and Lit. 2,375 million is to be released on September 8, 2007. In June 2001, Aprilia made claims against the escrow accounts and obtained a payment of Lit. 7,611 million from the escrow accounts. The Company is disputing the claims and has commenced arbitration procedures, as provided for in the Share Purchase Agreement.

* IMI, the Company's investment adviser in connection with the sale, acted as fiduciary for the closing. At the Closing, but without the prior approval, knowledge or consent of the Company, IMI was paid Lit. 11,401 million, in respect of fees and expenses claimed by IMI to be due it under its engagement letter with TRG and OAM. The fiduciary agents also paid Studio Carnelutti, the Company's Italian legal counsel, Lit. 505 million and paid the balance of the proceeds of Lit. 60,293 million to the Company. Since early July 2000, the Company and TRG have disputed IMI's interpretation of the calculation of the fee due it under its engagement letter, following indication by IMI of its basis of calculation. The dispute relates to the respective interpretations of the Company, TRG and IMI of the term "Total Transaction Value" as that term is used in the engagement letter. Since that time, the Company and TRG discussed and sought to negotiate with IMI concerning its alleged amount of the fee. IMI refused to engage in negotiations and did not present any calculation of the fee to the Company or TRG prior to the closing. After the closing and actual payment to IMI of the alleged fee, IMI then presented a calculation and an invoice to the Company for fees and expenses alleged by IMI to be due it under the engagement letter in the amount of Lit. 11,401 million. In addition to disputing the amount of the fee paid to IMI, the Company believes that IMI had no right to cause its fee to be deducted from the sale proceeds, as the Company was not a party to the engagement letter, and did not consent to any such deduction. On February 11, 2002 the Company brought a suit against IMI before the Civil Section of the Court of Milano, seeking reimbursement of Lit. 8,766 million (approximately US$4,253,000) of the Lit. 11,401 million (US$5,532,000) paid to IMI at the closing. The first hearing in the case is scheduled for May 27, 2002 and as at March 11, 2002 IMI has not yet filed its defenses.

* On September 19, 2000, pursuant to the Share Purchase Agreement and stockholder approval, the Company filed an amendment to its Certificate of Incorporation to change its name to Centerpoint Corporation, effective at the time of filing.

Approval of the Sale of the Operating Subsidiaries by the Company's
Stockholders

* On July 22, 2000 the Company's Proxy Statement dated July 20, 2000 relating to the proposed sale of the operating subsidiaries and the change of the Company's name to Centerpoint Corporation was mailed to all of the Company's Class A common stockholders of record as of July 18, 2000, the record date for the special meeting of stockholders to consider such
proposals.   The special meeting of the Company's stockholders to consider the proposals was held on August 11, 2000. 4,399,784 shares of the Company's Class A common stock were represented in person or by proxy, representing 73.34% of the Company's issued and outstanding shares of Class A common stock on the record date, thereby constituting a quorum.

* At the special meeting, the holders of 4,399,774 shares of the Company's Class A common stock (representing 73.33% of shares of record) voted in favor of the proposal to sell the Company's operating subsidiaries to Aprilia, and the holders of 4,397,314 shares of the Company's Class A common stock (representing 73.31% of shares of record) voted in favor of the proposal to change the Company's name to "Centerpoint Corporation," thereby approving the proposals.

Execution and Delivery by the Company of the Share Purchase Agreement

* On April 14, 2000, the Company signed the Share Purchase Agreement in which it agreed to sell its four operating subsidiaries (Moto Guzzi S.p.A., MGI Motorcycle GmbH, Moto Guzzi France S.a.r.l. and Moto Guzzi North America, Inc.) to Aprilia for Lit. 71.5 billion (approximately US$35.2 million) plus or minus the amount by which the subsidiaries' net worth at April 30, 2000 is more or less than their net worth at December 31, 1999. In addition, Aprilia agreed to satisfy debts of the subsidiaries to the Company totaling approximately Lit. 2.1 billion (approximately US$1.0 million) and to cause OAM to be released from a Lit. 4 billion (approximately US$1.9 million) guarantee of obligations of the subsidiaries. Because the proposed sale of the four subsidiaries was a sale of substantially all of the Company's assets, the sale was subject to approval of holders of a majority of the Company's outstanding Class A common stock.

* Further details concerning the terms and conditions of the Share Purchase Agreement and the sale, the background of the sale, and the reasons for the sale and other details concerning the sale are contained in the Company's
Schedule 14A as filed with the Commission on July 20, 2000, which is hereby incorporated herein by reference.

Aprilia Claims under the Share Purchase Agreement; Payment by IMI; Request for Arbitration

* Pursuant to the terms, and subject to the conditions, of the Share Purchase Agreement and the Escrow Agreement relating to the sale of Moto Guzzi's operating subsidiaries, Lit. 9,375 million of the proceeds of the sale were placed into escrow.

* By letter dated December 21, 2000, legal counsel for Aprilia filed a claim against Centerpoint under the Share Purchase Agreement alleging (i) that it had failed to receive a resignation and release from Mr. Roeth, an executive and director of MGI Motorcycle GmbH, and (ii) that the campaign recall with respect to certain Moto Guzzi motorcycles was more critical than that forecast in the Management Date Financial Statements and August 3, 2000 letter. By letter dated February 5, 2001 Centerpoint's Italian legal counsel responded to the December 21, 2000 letter specifically denying the alleged claims and requesting that the parties meet to negotiate a release of the escrow funds, as provided for in the August 3, 2000 letter.

* On June 4, 2001 Aprilia's legal counsel sent a letter to Centerpoint which reiterated the claims in its December 21, 2000 letter and alleged the following: (i) that the cost of the recall campaign was estimated by Aprilia to be approximately Lit. 4,500 million, which exceeded the Management Date Financial Statement amount with respect to the recall campaign by Lit. 2,676 million, (ii) that technical problems related to various motorcycles were likely to cost Aprilia approximately Lit. 5,308 million, and that such technical problems had not been disclosed to Aprilia in connection with the sale of the Moto Guzzi operations to Aprilia, and that Aprilia was entitled to reimbursement of such costs, (iii) that Aprilia was entitled to reimbursement of Lit. 148.5 million incurred by Aprilia in connection with the termination of Mr. Roeth, an executive of MGI Motorcycle GmbH, (iv) that Aprilia was entitled to reimbursement of Lit. 378 million in respect of unjustified credit notes issued by MGI Motorcycle GmbH in favor of dealers and distributors, and
(v) that breaches of accounting principles by Moto Guzzi North America entitled it to claims against Centerpoint in the amount of Lit. 1,100 million (collectively with (i), (ii), (iii) and(iv), the "Alleged Claims").

* On July 13, 2001 Centerpoint's Italian counsel sent a letter to Aprilia's counsel contesting all of the Alleged Claims.

* By letter dated July 13, 2001 Aprilia requested that IMI, the escrow agent under the Escrow Agreement, pay them Lit. 7,611 million in respect of the Alleged Claims. On July 26, 2001, in spite of being aware of Centerpoint contesting of each of the Alleged Claims and its intention to seek arbitration, IMI advised Centerpoint that it had paid Lit. 7,611 million from the escrow account to Aprilia in respect of the Alleged Claims.

* Pursuant to the Share Purchase Agreement and Escrow Agreement, each of which provides that disputes among the parties be arbitrated, the Company filed with the International Arbitration Court of the International Chamber of Commerce a Request for Arbitration in Accordance with Article 4 of the ICC Rules of Arbitration relating to the Alleged Claims and the payment by IMI. Subsequent to the Company's filing, a committee was formed in Milano, Italy to hear the case. The company is requesting restitution of the Lit. 7,610 million (approximately US$3,692,000) paid to Aprilia, plus interest and costs. The Arbitration committee was constituted on November 16, 2001, and a decision is expected to be rendered within twelve to eighteen months of the original filing date.

Issuance and Redemption of Series B Preferred Stock by the Company

* On February 25, 2000, the Company issued 123,500 shares of a new Series B Preferred Stock to Fineco, an Italian institutional investor, and affiliates of Fineco, Trident Rowan, OAM, and William Spier, a director of the Company, and Wheatley Partners LP and Wheatley International Partners LP, each of which is an affiliate of Barry Fingerhut, a director of the Company, for US$100 per share (an aggregate price of US$12,350,000). The shares were issued as follows: (i) 60,000 shares to Fineco and its affiliates for cash, (ii) 35,000 shares to Trident Rowan for cash, (iii) 16,000 shares to OAM in repayment of outstanding loans due to OAM, (iv) an aggregate of 10,000 shares to Wheatley Partners and Wheatley International Partners, in repayment of loans made by them to the Company, and (v) 2500 shares to Mr. Spier in repayment of loans made by him to the Company.

* The holders of the Series B Preferred Stock were entitled to receive dividends at the rate of US$7.00 per share per year before any dividends may be paid with regard to the Company's Class A Common Stock, and to receive distribution of US$100 per share in liquidation of the Company before any liquidation distributions are made with regard to the Class A Common Stock. The Company was required to redeem the Series B Preferred Stock for US$100 per share plus accrued dividends on December 28, 2001. Holders of Series B Preferred Stock did not have voting rights, except the right to approve issuance of securities of the Company which would affect the Series B Preferred Stock and the incurrence of debt by the Company, other than refinancing of existing debt or lines of credit used by the Company to finance its day-to-day operations.

* Each share of Series B Preferred Stock was convertible into the Company's Class A Common Stock at a conversion price of US$5.00, based upon the liquidation preference of the Series B Preferred Stock (US$100, plus accrued dividends, per share), meaning each share of Series B Preferred Stock was convertible into approximately 20 shares of the Company's Class A Common Stock.

* Upon the occurrence of an event of default the dividend on the Series B Preferred Stock increased to US$10 per share per year, the conversion price of the Series B Preferred Stock reduced to US$2 per share of the Company's Class A Common Stock, the holders of the Series B Preferred Stock would become entitled to elect a majority of the Company's directors and the Company would be required to redeem the Series B Preferred Stock for its liquidation preference (US$100 per share, plus accrued dividends).

* In July 2000, the Company entered into an agreement with the Series B preferred stockholders in which it agreed to redeem the Series B preferred stock by September 30, 2000 in exchange for their agreement not to convert their Series B preferred stock into Class A common stock prior to that date.

* The Company closed on the sale of its operating subsidiaries on September 7, 2000 and in the last week of September 2000 it redeemed in full all outstanding shares of Series B Preferred Stock for a price equal to US$100 per share plus accrued dividends thereon, for a total of approximately US$ 12.6 million (approximately Lit. 28,300 million at the prevailing exchange rate).

The Company's Agreement with Trident Rowan and OAM to present a liquidation proposal to its stockholders following the Closing of the sale of its operations to Aprilia; Search for and evaluation of alternatives to liquidation; Investment of proceeds from sale.

* The Share Purchase Agreement contained a condition that OAM (the holder of approximately 58% of the Company's Class A Common Stock) agree to vote its shares of the Company's capital stock for the sale, and by letter to Aprilia dated April 14, 2000, OAM agreed to vote its shares for the sale.

* In order to induce OAM to deliver its letter to Aprilia, the Company agreed with OAM and TRG by letter dated April 14, 2000 (the "April 14th letter") that, among other things, it would pay IMI's fees in connection with the sale. The April 14th letter was amended on June 8, 2000 to provide, among other things, that the Company would, as promptly as practicable after the closing of the sale, but in no event later than 90 days following the closing, hold a meeting of stockholders to consider and vote upon a proposal to liquidate all of the Company's assets and dissolve the Company. The date for proceeding to propose a liquidation was subsequently extended by TRG and OAM to July 15, 2001.

* During 2001, the Company, with the consent of TRG and OAM, continued to seek a business with which to merge or acquire and in June 2001 engaged the investment banking firm of Investec Ernst & Co. to assist the Company in its evaluation of strategic alternatives, including potential acquisitions and investments.

* The Lit. 60,293 million net proceeds received by the Company from the sale was applied first to payment of amounts due for transaction expenses in connection with the sale and other payables and obligations estimated in the aggregate to be approximately Lit. 2,700 million and second to the redemption prior to September 30, 2000 of all outstanding shares of Series B preferred stock plus accrued dividends thereon, for a total of approximately US$ 12.6 million (approximately Lit. 28,300 million at the prevailing exchange rate). This left the Company with approximately Lit. 29,300 million in cash and rights, subject to any claims of Aprilia, to the Lit. 9,375 million being held in escrow and whatever it realizes on its claims against IMI. Approximately Lit. 28,000 million of these proceeds were invested in short-term fixed income Euro denominated securities pending the Company's evaluation of the alternatives available to it with respect to such funds.

* In June 2001, the Company liquidated its short-term Euro denominated investments and transferred all the funds that it held in Italy to the United States to be held in a US$ denominated account. This transfer of funds was effected as all the potential acquisitions and investments that the Company was looking at were based in the United States.

Loan to TRG

* Trident Rowan's 5% Convertible Debentures in an aggregate amount of US$ 6,250,000 were scheduled to come due in December 2001. In order to enable TRG to pay off the Debentures on favorable terms, on June 13, 2001 the Company, TRG and OAM entered into a loan agreement (the "TRG Loan Agreement") wherein subject to the terms and certain conditions set forth therein the Company agreed to lend TRG US$4,200,000 (the "TRG Loan"). On June 13, 2001 the Company made the TRG Loan and on June 15, 2001 TRG paid the holders of US$6,000,000 of the Debentures US$4,207,500 in cash, which the Debenture holders accepted as payment in full on the Debentures (including past due interest), representing a 31.5% discount from their face value. In June 2001, the holder of the remaining US$250,000 in Debentures accepted US$218,750 as payment in full with respect to such Debentures.

* In connection with the TRG Loan, TRG executed and delivered to the Company the US$4,200,000 TRG Promissory Note. The TRG Loan bears interest at a rate of 5 % per annum, is repayable in full on the earlier of June 13, 2002 and the date on which TRG causes or permits a liquidation of the Company, and is secured by the 300,000 shares of the Company's common stock currently owned by Trident Rowan. In connection with the TRG Loan, OAM also entered into a Limited Recourse Guaranty Agreement (the "OAM Guaranty") wherein it guaranteed TRG's obligations under the TRG Loan Agreement. OAM's liability under the OAM Guaranty is limited to the value of 1,200,000 of the Company's shares held by OAM.

* On January 15, 2002, the Company assigned the US$4.2 million dollar TRG Promissory Note, and rights under the related loan agreements, to Bion, as partial consideration for the purchase of the 19,000,000 Bion Shares purchased on that date.

Board Approval of the Bion Investment and Bion's Acquisition of Control of the Company

* In December 2001, the Board of the Company met to evaluate the alternative strategies and investments available to the Company. Investec Ernst & Co., who had been hired in June 2001 to assist in this process, presented to the Board their conclusions on a number of potential investments. After review of the possible investments, the Board resolved that making the Bion Investment was in the best interests of the Company and approved such investment subject to receipt of a fairness opinion from a financial firm acceptable to the Board and receipt of advice from the Company's counsel concerning legal due diligence and determination by the Board that the results of legal due diligence did not affect the Company's determination that the investment was in the best interests of the Company. The Company duly received a fairness opinion from Joseph Stevens & Company, Inc. and advice concerning the results of legal due diligence and in a Board meeting in late December approved and confirmed the approval of the Bion Investment.

* The Board also resolved to approve the purchase by Bion of 3,459,997 shares (approximately 57.7%) of the Company's stock from OAM. Such approval was required by TRG and OAM as a condition to their waiver of their rights to cause a liquidation of the Company and release of the Company from such obligations, the obtaining of which was a pre-condition to the Company's ability to make the Bion Investment.

* In determining to approve the Bion Investment the Board considered a variety of factors, including the following, each of which weighed in favor of making the Bion Investment:

     (i)    Bion's historical stock prices and operating performance;

     (ii)   Bion's future prospects and expected future operating performance;

     (iii) historical information concerning the business, financial performance and condition, management, competitive position other potential investments and acquisitions located by Investec including the future prospects and expected future operating performance and historical stock prices and operating performance of such companies;

     (iv) the fact that substantially all of the indebtedness of Bion would automatically be converted into Bion common stock as a result of the Bion Investment; and

     (v) the fact that the approval was subject to the receipt by the Board of a Fairness Opinion from Joseph Stevens & Co.;

     (vi) historical trading prices for the Company's Common Stock following the sale of the Moto Guzzi operations through December 2001; and

     (vii) the fact that the Board believed that making the Bion Investment would likely result in stockholders of the Company receiving greater value than they would receive if the Company were liquidated.

In reaching its conclusions board also considered the following potentially negative factors:

     (viii) the various risk factors that Bion and its business are subject to set forth in Bion's Registration Statement on Form S-2 as filed with the SEC on April 13, 2001;

     (ix) the fact that OAM, the majority stockholder of the Company would be selling all of its Centerpoint shares to Bion in a privately negotiated transaction, and accordingly will not be participating in the Bion Investment;

     (x) the fact that the Company's minority stockholders would not have an opportunity to participate in the OAM Bion transaction; accordingly, the minority stockholders are being treating differently than OAM, the majority stockholder;

     (xi) the fact that certain members of the Board of Directors of the Company had substantial conflicts of interest with respect to the Bion Investment that had been disclosed to the Board; accordingly two Directors abstained with respect to approving or disapproving the Bion Investment;

     (xii) the fact that the Bion Investment would operate to substantially reduce the exercise prices contained in various warrants issued by Bion.

After weighing and considering the various factors, the Board determined that the positive factors with respect to the Bion Investment substantially outweighed the potentially negative factors and concluded that the Bion Investment was in the best interests of the Company and its stockholders.

Bion Investment; Bion's Acquisition of Control of the Company

* On January 15, 2002, the Company purchased 19,000,000 shares of restricted stock of Bion, a publicly-held Colorado corporation, in exchange for approximately US$8.5 million in cash, the US$4.2 million TRG Promissory Note, including accrued interest, and the assignment of 65% of the Company's Claims With Respect to the Escrow and Claims Against IMI. Immediately upon consummation of this transaction, Bion purchased a 57.7% majority interest in the Company from OAM. The total consideration paid by Bion consisted of (i) US$3,700,000 in cash, (ii) the assignment of the US$4.2 million TRG Promissory Note (including accrued interest) and related loan agreements, (iii) the assignment of the 65% interest in the Company's Claims Against Aprilia and Claims Against IMI, (iv) the issuance of 1,000,000 shares of Bion common stock, and (v) the issuance of a warrant to acquire 1,000,000 shares of Bion at a price of US$0.90, with an expiration date of January 10, 2007.

* Under the Subscription Agreement relating to the Bion Investment and related Registration Rights Agreement, Bion agreed among other things (i) file with the SEC a Registration Statement with respect to the Bion Shares, as soon as practicable, and within 90 days of the Company's filing with the SEC of its December 31, 2001 Form 10-K, and to use its best efforts to cause such Registration Statement to be declared effective as soon as practicable thereafter, (ii) to use its best efforts to cause all or a substantial portion the Bion Shares to be distributed to the Company's common stockholders in a tax efficient manner in accordance with applicable law, and (iii) to use its best efforts to hold an Annual Meeting of Bion Shareholders during 2002, in accordance with its by-laws and applicable law. It is expected that the distribution will occur during the second half of calendar 2002. When that distribution occurs, approximately 11,000,000 of Bion's shares will be distributed back to Bion. Bion has advised the Company that it intends to cancel such shares. Despite Bion's best efforts, there can be no assurance that the registration and distribution of the Bion shares will occur in a timely manner or occur at all.

* On March 14, 2002, the Company and Bion entered in an agreement effective January 15, 2002 where the Company will pay $12,000 a month for management services, support staff and office space. In addition, Bion will advance to the Company sums needed to cure its delinquencies with the SEC, distribute Bion shares to its shareholders, to locate and acquire new business opportunities and for on-going expenses. Bion shall have no obligation to make any advances in excess of $500,000. All sums due Bion shall be evidenced by a convertible revolving promissory note. As additional consideration, Bion shall receive a warrant to purchase 1,000,000 shares of the Company's common stock at $3.00 per share until March 14, 2007.

Summary of Bion's Business; Additional Information Concerning Bion's Business; Risk Factors

* Bion Environmental Technologies, Inc. is an environmental service company focused on the needs of confined animal feeding operations. Bion is engaged in two main areas of activity: waste stream remediation and organic soil and fertilizer production. Bion's waste remediation service business provides confined animal feeding operations (primarily in the swine and dairy industries) with treatment for the animal waste outputs. In this regard, Bion treats their entire waste stream in a manner which cleans and reduces the waste stream thereby mitigating pollution of the air, water (both ground and surface) and soil, while creating value-added organic soil and fertilizer products. Bion's soil and fertilizer products are being used for a variety of applications including school athletic fields, golf courses and home and garden applications.

* Bion's Nutrient Management System (NMS) solution is a patented biological and engineering process that treats water, nutrient and air pollution associated with animal waste. The system also provides a use for the waste materials and solids by biologically converting them into environmentally friendly, time-release organic-based solids which are the basis of Bion's organic soil and fertilizer business segment. Bion's BionSoil and Bion Fertilizer product lines contain a unique mix of organic nutrients, bacteria and other microbes that extensive testing has shown produces superior plant growth with reduced leaching of nutrients when compared to traditional chemical fertilizers.

* Bion's business is more fully described in its Form 10-K (as amended) for the fiscal year ended June 30, 2001 as filed with the SEC, and in other documents filed with the SEC.

* Bion's business and its continuation of operations are subject to substantial risk factors, including those set forth in Bion's Registration Statement on Form S-2, as filed with the SEC on April 13, 2001 and as amended.

Changes in the Company's Management and Board of Directors following the Bion Investment and Bion's Acquisition of Control of the Company

* The Bion Investment and Bion's acquisition of control of the Company were consummated on January 15, 2002. On January 24, 2002, David Mitchell was elected as the Company's President and CEO. David Mitchell is a founder, stockholder, option holder, former CEO of the Company and currently is the only director of the Company. Mr. Mitchell is also the Chairman, CEO and a principal stockholder and warrant holder of Bion. Following the Bion Investment and Bion acquisition of Centerpoint shares, all of the Company's directors, other than David Mitchell resigned from their positions on the Company's Board of Directors. William Spier, one of the Company's Directors until he resigned on January 24, 2002, sits on Bion's advisory board. On January 21, 2002, Howard Chase, a director of the Company until he resigned on January 15, 2002, joined the Board of Directors of Bion.

HISTORY OF THE COMPANY

Corporate History

* The Company was originally incorporated in Delaware on August 9, 1995 under the name of North Atlantic Acquisition Corporation ("North Atlantic") to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with an operating business. On August 27, 1997, North Atlantic consummated an initial public offering consisting of 800,000 Units and 150,000 shares of Class B Common Stock, with each Unit consisting of one share of Class A Common Stock and one warrant to purchase shares of Class A Common Stock, which resulted in net proceeds to North Atlantic of approximately US$8,000,000.

1999 Merger with Moto Guzzi Corp.

* On August 18, 1998, TRG's subsidiary, Moto Guzzi Corp. ("Guzzi Corp."), and for limited purposes TRG, entered into a merger agreement to merge Moto Guzzi Corp. with the Company. The preferred stockholders of Guzzi Corp. were also a party to the merger, which was consummated on March 5, 1999. At the effective time of the merger, the Company had approximately US$8.9 million (Lit. 16,006 million) in cash, from which merger expenses of approximately US$0.8 million (Lit. 1,400 million) were subsequently paid, to finance the operations of Moto Guzzi. On completion of the merger, the Company changed its name to Moto Guzzi Corporation. The closing of the merger provided needed liquidity to Guzzi Corp. A lack of liquidity had led to component supply shortages in the last quarter of 1998 and the first two months of 1999.

* Production and sales were stabilized by May 1999 as proceeds from the Merger were applied to pay supplier arrears. The financing from the merger was not, however, sufficient to finance needed investments or seasonal working capital shortages in the last four months of 1999, and the Company again experienced component supply difficulties at the end of 1999 and particularly in the first months of 2000 before further financing was obtained in February which enabled operations to be maintained through to their disposal. See "Issuance and Redemption of Series B Preferred Stock by the Company," above.

* Guzzi Corp. was a Delaware corporation formed by Trident Rowan in 1996 to acquire Moto Guzzi S.p.A. and Moto Guzzi North America, Inc., a North Carolina corporation, the exclusive U.S. importer and distributor of "Moto Guzzi" (Registered) brand motorcycles and spare parts.

* Established in 1921, Moto Guzzi S.p.A. is one of the oldest motorcycle brands in the world. Between 1921 and 1996, Moto Guzzi S.p.A. operated as an independent privately owned entity. In 1972, Moto Guzzi S.p.A., was acquired by Trident Rowan, then known as De Tomaso Industries, Inc. Because management attention was principally focused on Trident Rowan's other operating units, especially its Maserati automobile subsidiary (disposed of in 1993), limited investment was made in Moto Guzzi's product design and development activities and its manufacturing operations. Sales declined from a high of 46,487 units in 1971 to 3,274 units in 1993.

* Prior to the merger with the Company in March 1999, Moto Guzzi experienced continuous losses for twelve years and had not generated cash from operations for over three years. Since 1994, Moto Guzzi has made investments in reinforcing management and in logistical and production control systems and has increased outsourcing of components to qualified suppliers. It also introduced two new models, the "Centauro" and "Quota," and updated versions of its "California" and "Nevada" models which were well received by customers. Moto Guzzi North America, Inc. was acquired by Trident Rowan in January of 1996 and was transferred to Moto Guzzi Corp. in October 1996. In February 1997, Moto Guzzi France S.a.r.l., a new wholly-owned importer-distributor was established in France to strengthen distribution in important markets. Also, in January 1997, distribution in Germany was transferred to a new 25% owned affiliate of Moto Guzzi, MGI Motorcycle GmbH. In March 2000, Moto Guzzi acquired the remaining 75% of MGI Motorcycle GmbH. From 1994 to 1997 Moto Guzzi increased unit sales from approximately 4,300 to approximately 5,600.
In the fiscal years ended December 31, 1998, and December 31, 1999, unit sales amounted to 5,647 units, and 6,275 units, respectively, although Moto Guzzi continued to operate at a loss.

* From 1994 through 1996, capital for Moto Guzzi was supplied by TRG. In early January 1997, a private placement of Guzzi Corp. redeemable preferred stock raising gross proceeds of US$6 million was completed, and in June 1997 TRG committed to Guzzi Corp. approximately US$4 million from the proceeds of a public offering of TRG's common stock and common stock warrants. Further, in early 1998, Guzzi Corp. negotiated a Lit. 10 billion (approximately US$5.6 million) long-term credit facility, which it drew down in April 1998. From and after December 31, 1998, Moto Guzzi was not in compliance with certain covenants relating to this facility. Moto Guzzi Corp. obtained Lit. 7 billion of additional debt financing in October 1998 as a result of loans and credit enhancements by OAM.

* With the proceeds from these financings, Moto Guzzi started to make investments in research and model development, expenditures on which more than doubled in 1997 compared to 1996 and increased by a further 39% in 1998 compared to 1997. To enable substantial further growth in production and sales, the Moto Guzzi strategic plan would have required total investments in research and product development of some Lit. 50 billion (approximately US$25 million) over a five-year period, as well as investments of Lit. 20 billion (approximately US$10 million) in production plant, machinery and information systems. As a consequence of Moto Guzzi's continuing lack of liquidity, no significant part of these investments was ever made, and research and development was curtailed in 1999 to some 66% of 1998 expenditure levels.

* The proceeds of the merger with the Company were not sufficient to permit Moto Guzzi to make all of the investments needed to restore its operations to profitability. The Company and Trident Rowan had hoped that the merger with the Company and the listing of the merged entity on the over-the-counter market in New York would have given access to the additional capital required, and would have provided an incentive to management and key personnel through a stock option plan. Moto Guzzi was, however, unable to raise the further funds that it required, and by August 1999, was again experiencing liquidity difficulties. By the end of 1999, these financial difficulties had become severe, and the consequent difficulties of component supplies threatened operations.

* In December 1999, following the breakdown of negotiations with another motorcycle company regarding an equity investment in Moto Guzzi, TRG engaged IMI, a leading Italian investment bank, to pursue strategic alternatives to enhance shareholder value in its shareholding. An auction process was conducted by IMI in the first few months of 2000, and on April 14, 2000, the Company entered into a Share Purchase Agreement with Aprilia, and in September 2000, the Company closed the sale to Aprilia of its four operating subsidiaries.

BUSINESS OF THE COMPANY

* Following the sale of the Moto Guzzi operations to Aprilia in September 2000, the Company has not engaged in any operations. As described above, the Company invested the proceeds from the sale of Moto Guzzi in short term Euro denominated fixed interest securities and then in bank deposits in the United States while it sought potential investment or acquisition opportunities. Against interest income earned on its cash and fixed interest securities, the Company has incurred only compliance costs (tax, audit and legal) and also legal costs in connection with rights and claims deriving from the sale of the Moto Guzzi operations as described above.

* On January 15, 2002, the Company purchased 19,000,000 shares of restricted stock of Bion, a publicly-held Colorado corporation, in exchange for approximately US$8.5 million in cash, the US$4.2 million TRG Promissory Note, including accrued interest, and the assignment of 65% of the Company's Claims With Respect to the escrow Account and Claims Against IMI. Immediately upon consummation of this transaction, Bion purchased a 57.7% majority interest in the Company from OAM.

* Under the Subscription Agreement relating to the Bion Investment and related Registration Rights Agreement, Bion has agreed among other things to
(i) file a with SEC a Registration Statement with respect to the Bion Shares, as soon as practicable, and within 90 days of the Company's filing with the SEC of its December 31, 2001 Form 10-K, and to use its best efforts to cause such Registration Statement to be declared effective as soon as practicable thereafter, (ii) to use its best efforts to cause all or a substantial portion of the Bion Shares to be distributed to the Company's common stockholders in a tax efficient manner in accordance with applicable law, and (iii) to use its best efforts to hold an Annual Meeting of Bion Shareholders during 2001, in accordance with its by-laws and applicable law. It is expected that the distribution will occur during the second half of calendar 2002. When that distribution occurs, approximately 11,000,000 of Bion's shares will be distributed back to Bion. Bion has advised the Company that it intends to cancel such shares.

* As of the date of this report, the [sole] assets of the Company are the 19,000,000 Bion Shares and the 35% of the Claims With Respect to the Escrow Account and Claims Against IMI retained by the Company.

* Bion's business is described in its Form 10-K (as amended) for the fiscal year ended June 30, 2001 as filed with the SEC, and in other documents filed by Bion with the SEC.

* Bion's business and its continuation of operations are subject to numerous risk factors, including those set forth in Bion's Registration Statement on Form S-2, as filed with the SEC on April 13, 2001 and as amended.

* Once all or a substantial portion of the Bion Shares are distributed to the Company's stockholders the Company will have only nominal assets and will effectively be a publicly-held shell corporation. The Board of Directors will evaluate what, if any business opportunities are available to the Company, following such distribution

ITEM 2.  PROPERTIES

The Company disposed of all of its real property when it disposed of the Moto Guzzi business to Aprilia.

Following the Bion transaction, the Company moved its head offices to Bion's offices at 18 East 50th Street, New York, NY 10022. The Company will pay Bion a monthly fee of $12,000, a portion of which is for the rent of these offices.

ITEM 3.  LEGAL PROCEEDINGS

Pursuant to the Share Purchase Agreement and the Escrow Agreement relating to the sale of Moto Guzzi's operating subsidiaries, Lit. 9,375 million of the proceeds of the sale were placed into escrow.

In December 21, 2000 and June 2001, legal counsel for Aprilia filed claims against the Company under the Share Purchase Agreement alleging various breaches of representations and warranties by Company.

On July 23, 2001, in spite of being aware of the Company contesting of each of the alleged claims and its intention to seek arbitration, IMI advised the Company that it had paid Lit. 7,610 million from the escrow account to Aprilia in respect of the alleged claims.

Pursuant to the Share Purchase Agreement and Escrow Agreement, each of which provides that disputes among the parties be arbitrated, the Company filed with the International Arbitration Court of the International Chamber of Commerce a Request for Arbitration in Accordance with Article 4 of the ICC Rules of Arbitration relating to the Alleged Claims and the payment by IMI. Subsequent to the Company's filing, a committee was formed in Milano, Italy to hear the case. The company is requesting restitution of the Lit. 7,610 million (approximately US$3,692,000) paid to Aprilia, plus interest and costs. The Arbitration committee was constituted on November 16, 2001, and a decision is expected to be rendered within twelve to eighteen months of the original filing date.

Further details concerning the alleged claims and proceedings are set forth under "Aprilia Claims Under the Stock Purchase Agreement" above, which is incorporated herein by reference.

At the September 7, 2000 closing of the sale of the subsidiaries, in accordance with an invoice previously submitted to them by IMI, but without the prior approval, knowledge or consent of the Company, IMI was paid Lit. 11,401 million, in respect of fees and expenses claimed by IMI to be due it under its engagement letter with TRG and OAM. Since early July 2000, the Company and TRG have disputed IMI's interpretation of the calculation of the fee due it under its engagement letter, following initial indication by IMI of its basis of calculation.

On February 11, 2002 the Company brought a suit against IMI before the Civil Section of the Court of Milano, seeking reimbursement of Lit. 8,766 million (approximately US$4,253,000) of the Lit. 11,401 million (US$5,532,000) paid to IMI at the closing. The first hearing in the case is scheduled for May 27, 2002 and as at March 11, 2002 IMI has not yet filed its defenses

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The information contained in "Approval of Sale of the Operating Subsidiaries by the Company's Stockholders", above, is incorporated herein by reference.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's Class A Common Stock is currently quoted in the "Pink Sheets" under the symbol "CPTX".

The following table sets forth the range of high and low closing trading prices for the Company's Class A Common Stock for the fiscal years ended December 31, 2001, December 31, 2000 and December 31, 1999, respectively, quoted on the OTC Bulletin Board until May 23, 2001 and in the "Pink Sheets" thereafter. The OTC Bulletin Board is an inter-dealer automated quotation system sponsored and operated by the NASD for equity securities not included in the Nasdaq system. Pink Sheets LLC is a privately owned company that provides pricing and financial information for the over-the-counter securities markets. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

Set forth below are the trading prices for the Class A Common Stock during the fiscal years ended December 31, 2001, 2000 and 1999, respectively:

Class A Common Stock

2001                                  LOW                 HIGH

First quarter                       $0.656               $1.625
Second quarter                      $0.25                $2.00
Third quarter                       $0.65                $1.50
Fourth quarter                      $0.1                 $1.50

2000                                  LOW                 HIGH

First quarter                       $3.00                $6.906
Second quarter                      $2.00                $6.00
Third quarter                       $1.75                $2.625
Fourth quarter                      $0.563               $2.50

1999                                  LOW                 HIGH

First quarter                       $8.00                $11.625
Second quarter                      $6.9375              $9.375
Third quarter                       $4.031               $7.18750
Fourth quarter                      $3.531               $7.25

The Company did not pay any dividends during the 2000, 1999 or 1998 calendar years.

As of March 15, 2002 there were approximately 110 stockholders of record of the Company's common stock.

The Company did not pay any dividends during the 2000, 1999 or 1998 calendar years. The Company does not anticipate paying any dividends on its Common Stock for the foreseeable future, other than liquidating dividends, should it determine to present a liquidation proposal to its stockholders, and should such liquidation be approved by the Company's stockholders. Subject to the above, management intends to retain earnings, if any, for use in its business and to support development and expansion of the Company's business.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below for the fiscal years ended December 31, 2000, 1999, 1998, 1997, and 1996 have been derived from the Company's audited financial statements. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and such financial statements, including the notes thereto, included elsewhere in this Form 10-K.



                                                     Year ended December 31,
Income Statement Data              2000       2000       1999       1998       1997      1996
                                 US$000(a)    Lit.m      Lit.m      Lit.m      Lit.m     Lit.m
                                 ---------  --------   --------   --------   --------   -------
Net Sales(b)                     $      -         -          -          -          -         -
Loss from continuing operations  $ (1,497)   (3,084)         -          -          -         -
Profit/loss from discontinued
 operations(c)                   $ 23,623    48,694    (22,976)   (20,299)   (10,569)   (1,996)
Net profit/loss                  $ 21,598    44,521    (22,976)   (20,299)   (10,569)   (1,996)
Cash dividends per common share  $      -         -          -          -          -         -

Balance Sheet Data               $      -

Net assets of discontinued
 operations                      $      -         -          -          -     13,030     6,824
Total assets                     $  4,999    30,916        327         25     13,030     6,824
Net liabilities of discontinued
 operations                      $      -         -     11,932      6,432          -         -
Long-term debt net of current
 portion                         $      -         -          -          -          -         -
Shareholders equity/deficit      $ 14,590    30,074    (15,240)   (21,104)      (737)    6,697
Loss per share                   $   3.73     7,681     (4,440)    (6,101)    (3,177)   (1,300)
Continuing operations            $  (0.35)     (720)         -          -          -         -
Discontinued operations          $   4.08     8,401     (4,440)    (6,101)    (3,177)   (1,300)


(a)   Converted solely for the convenience of the reader at Lit. 2,061:
      US$1.00, the approximate rate as at December 31, 2000.
(b) The Company disposed of the Moto Guzzi business operations, its only business activity, in 2000. Accordingly, all operations prior to the disposal date of September 7, 2000 have been reclassified as discontinued operations.
(c) Includes US$27,661/Lit. 57,018 gain on disposal of Moto Guzzi operations.

Exchange Rates

Since all of the production, and much of the sales, of the Company occurred in Italy, the Company's primary financial statements are reported in Italian Lira, the functional currency of the Company as defined by generally accepted accounting principles. U.S. Dollar translations are provided solely for the reader's convenience and have been made at the approximate rate of 2,061 Lira to the dollar as of December 31, 2000.

Prior to September 1992, the Bank of Italy maintained the value of the Lira within the narrow band contemplated by the Exchange Rate Mechanism (the "ERM") of the European Monetary System (the "EMS"). On September 17, 1992, in response to strong downward pressure on the exchange rate of the Lira against other EMS currencies that continued despite intervention by the Bank of Italy and the central banks of other nations participating in the EMS, the Italian government, in consultation with the Bank of Italy, suspended the Lira from the ERM. Following this suspension, the value of the Lira immediately declined by approximately 20% against the main EMS currencies with similar consequent depreciation against the U.S. Dollar. The Lira was readmitted into the ERM on November 25, 1996. On January 1, 1999, Italy participated as one of the 12 European countries in a European common currency, the Euro and the conversion rate of 1936.27 Lire to the Euro was fixed. As at January 1, 2002, the Euro replaced the Lire as the official currency in Italy.

The following table sets forth, for the period indicated, the high, low, average and end of period exchange rates expressed in Lira per dollar (rounded to the nearest Lira):

      Calendar Year      High        Low      Average     End of Period

         2001            2,313      2,031      2,164          2,174
         2000            2,340      1,874      2,103          2,061
         1999            1,933      1,631      1,819          1,924
         1998            1,823      1,590      1,733          1,656
         1997            1,837      1,520      1,703          1,768
         1996            1,606      1,499      1,542          1,522

Expressed in Euro since 1 January 2000 when the Lire/Euro rate was fixed at Lire 1936.27 to the Euro, expressed in Euro per dollar (rounded to the nearest Eurocent)

      Calendar Year      High        Low      Average     End of Period

         2001            1.19        1.05       1.12           1.12
         2000            1.21        0.97       1.09           1.06

Fluctuations in the exchange rates between the Euro and the Dollar will affect the Dollar equivalents of the Company's reported revenues and earnings. The Company does not currently engage in hedging activities to reduce its exposure to exchange rate fluctuations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Portions of the discussion and analysis below contain certain "forward looking" statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward looking statements. Factors that might cause such a difference include, but are not limited to, lack of adequate capital to continue operations, changes in currency exchange rates, other factors discussed in the report as well as factors discussed in other filings made with the Securities and Exchange Commission. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could prove inaccurate, and therefore, there can be no assurance that the forward looking statements included herein will prove to be accurate.

General

On September 7, 2000, the Company disposed of its only business operations with the sale of its motorcycle operations to Aprilia, as discussed in Item 1. These have been accounted for as discontinued operations and the results of operations for 2000 and prior years have been restated to reflect the discontinuance.

Results of operations

In 2000, continuing operations represent the period from September 8, 2000.
In this period, the Company received interest income on the investment of the proceeds from sale, principally from the Euro denominated securities.
Selling, general and administrative expenses principally relate to tax, accounting and legal compliance costs and the cost of director's and officer's insurance. Finance expense for shares issued to TRG relates to the amount charged to the income statement in respect of the 300,000 shares issued to TRG as consideration for assistance in raising finance through the Company's Series B Preferred Stock, issued in February 2000 and redeemed in September 2000. See Part I, above.

As all of the Company's activities in 1999 and 1998 were related to the disposed motorcycle business, there are no income or costs from continuing operations during these periods.

Discontinued operations in 2000 reflect the losses of the disposed subsidiaries through June 30, 2000 (the effective date of accounting for their disposal) and losses through to the disposal date of September 7, 2000 of the
Company.   The Company recorded a gain on disposal of the motorcycle
operations of Lit. 57,018 million (US$ 27.7 million), as the sale price, which reflecting the value of the Moto Guzzi brand, was higher than the book value of the disposed operations.

Liquidity and Capital Resources

Significant cash activities in 2000

The most significant cash movements in 2000 relate to the financing of and then disposal of the Company's motorcycle operations.

* The Company raised financing in February 2000 though issuance of Series B Preferred Stock to support its motorcycle operations though their disposal. See Item 1, above and Note 4 to the Financial Statements. Lit.18,329 million of cash was raised, net of costs. Of this, Lit. 15,941 million was applied to finance the motorcycle operations through their date of disposal and the balance was applied to paying trade payables of the Company and to finance the Company's operations, including payment of quarterly dividends on the Series B Preferred Stock and payment of expenses related to the disposal process.

* Cash of Lit. 60,293 million was received from the disposal of the motorcycle operations. See Item 1, above and Note 1 to the Financial Statements. These proceeds were applied to the redemption of the Series B Preferred Stock for Lit. 27,044 million, payment of accrued dividends to redemption on the Series B Preferred Stock and payment of expenses due by the Company - principally legal and other fees relating to the sale and payments due for the termination of employment agreements of the Company's officers and executives. The Company then applied the major part of remaining funds to purchase short-term fixed interest Euro denominated securities for Lit. 27,998 million.

Future cash needs; application of liquidity after December 31, 2000

* In June 2001, the Company engaged the investment banking firm of Investec Ernst & Co. to assist the Company in its evaluation of strategic alternatives. As virtually all investments being examined were in the United States and none were in Europe, the Company sold its short-term fixed interest Euro denominated securities and transferred all its funds - approximately US$ 13.3 million - to the United States where they were held in U.S. Dollars.

*    On June 13, 2001, the Company made a loan of US$ 4.2 million to TRG. See
Part I above and Note 12 to the Financial Statements.

*    In January 2002, as described above in Part I and Note 12 to the
Financial Statements, the Company used US$8.5 million   substantially all of
its remaining funds at that date - as part of the consideration for the subscription of 19,000,000 shares of Bion.

* At the time of the filing of this Report, the Company has approximately US$10,000. In order to meet future costs, loans from Bion will need to be made to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and financial statement schedules are set forth on pages F-1 through F-30 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The Board of Directors of the Company is divided into three classes. Directors are elected, by class, for three-year terms by the holders of the Company's Class A Common Stock at the annual meeting of stockholders. Successors to the class of Directors whose term expires at any annual meeting are elected for the next three-year term. The terms of office for the Class I, Class II and Class III Directors, respectively, will expire at the annual meeting of stockholders in 2000, 2001 and 2002, respectively.

The following table sets forth certain information regarding each Director as of March 15, 2002, the date of this report:

                                                            Expiration of
     Name            Age         Position         Class    Term as Director

David Mitchell(1)    40     President and CEO      III           2002
                            and Director

(1) As the President and CEO of the Company, Mr. Mitchell performs policy making functions for the Company and, pursuant to Rule 3b-7 of the Exchange Act, is considered an "executive officer" of the Company.

David Mitchell was appointed as President and CEO of the Company on January 24, 2002, following Bion's acquisition of a controlling interest in the Company. Mr. Mitchell was a founder of the Company and also served as Chief Executive Officer of the Company from 1997 to March 5, 1999 and has been a Director of the Company at all times since 1996. Mr. Mitchell is also President, CEO and a Director of Bion, which acquired control of the Company on January 15, 2002. Mr. Mitchell is also a principal equity holder of Bion.

He also is President of Mitchell & Company, Ltd., a New York-based merchant banking company founded by him in January 1991. Mr. Mitchell was a director of Kellstrom Industries, Inc. until his resignation on February 20, 2002 and Bogen Communications International, Inc. until his resignation on October 28, 1999, both of which are traded on the NASDAQ National Market. Mr Mitchell was also a director of several private companies.

The following persons were Directors of the Registrant in the period from January 1, 2000 through December 31, 2000.

                                                            Date of
    Name             Age         Position                  Resignation

Mark S. Hauser(1)    44       Executive Chairman and     January 15, 2002
                              Director (1)


Howard E. Chase      65       Director                   January 15, 2002

Barry Fingerhut      55       Director                   January 15,2002

Gianni Bulgari       65       Director                   January 15, 2002

Frank J. O'Connell   57       Director                   November 27, 2000

William Spier        65       Director                   January 24, 2002


(1) As the Executive Chairman of the Company, Mr. Hauser performed policy making functions for the Company and, pursuant to Rule 3b-7 of the Exchange Act, was considered an "executive officer" of the Company.

The resignations of the above Directors were not the result of any disagreements with the Company on any matter relating to operations, policies or practices. The resignations of each of Messrs. Fingerhut, Hauser, Bulgari and Spier were pursuant to the change of control of the Company on January 15, 2002 when Bion Environmental Technologies Inc. acquired a controlling interest in the Company's stock.

Mark S. Hauser became Executive Chairman of the Company on March 5, 1999 and has been a Director of the Company since March 5, 1999. Mr. Hauser resigned on January 15, 2002. He is currently the President and co-Chief Executive Officer of Trident Rowan Group, Inc., a publicly held company, and the Company's indirect majority stockholder prior to Bion's acquisition of shares of the Company from OAM on January 15, 2002. Mr. Hauser has served in that position since March 1998. Mr. Hauser is a Managing Director of FdG Associates, a private equity fund. Mr. Hauser is an attorney and a founder and Managing Director of Tamarix Capital Corporation, a New York-based merchant and investment banking firm. Between 1986 and 1990, Mr. Hauser was Managing Director of Ocean Capital Corporation, an international investment banking firm. In 1991, Mr. Hauser founded Hauser, Richards & Company, also an international investment banking firm.

Howard E. Chase served as a Director and as Secretary of the Company since March 5, 1999 until his resignation on January 15, 2001. Mr. Chase has been a Director of Trident Rowan Group, Inc., the Company's majority stockholder prior to the acquisition of the Company by Bion on January 15, 2002, since 1971 and was President and Chief Executive Officer of Trident Rowan from October 1995 to March 1998 and was Chairman of the Board of Directors of Trident Rowan from March 1999 to September 1999. Mr. Chase was a partner of

Morrison Cohen Singer & Weinstein, LLP from April 1984 until September 1995. On January 21, 2002, Mr. Chase joined the Board of Directors of Bion. Mr. Chase has been a Director of Thoratec Laboratories, Inc., a Nasdaq-traded company, since 1987 and has been a Director of International Diamalt Co., Ltd., a U.K. based company since 1998. He is also President of Carett Holdings, Inc., an asset management company.

Barry Fingerhut became a Director of the Company on March 8, 1999 and resigned on January 15, 2002. Mr. Fingerhut is currently the President of Geo Capital LLC, a privately held venture capital firm, and is a general partner of Wheatley Funds, LP, also a privately-held venture capital firm. Mr. Fingerhut is also a Director of VCampus, Inc. a publicly traded education company. Mr. Fingerhut was a member of the Company's Compensation Committee.

Gianni Bulgari became a Director of the Company on March 5, 1999 and resigned on January 15, 2002. Mr. Bulgari has been a Director of Trident Rowan Group, Inc., since December 1999. Mr. Bulgari was a Chairman of the Board of FILA Holdings S.p.A., maker of sportswear, from 1989 until April 1998. From 1966 through 1987 he served as Chairman of the Board and Chief Executive Officer of "BULGARI", a family-owned jewelry business. Mr. Bulgari was a member of the Company's Compensation Committee.

Frank O'Connell became a Director of the Company on March 5, 1999 and resigned as a Director on November 27, 2000. Mr. O'Connell has been Chairman of the Board of Gibson Greetings, Inc. since April 1997 and has been Gibson's Chief Executive Officer and President since August, 1996. He was a business consultant from May 1995 to August 1996. He served as the President and Chief Executive Officer of SkyBox International, Inc., a trading card manufacturer, from July 1991 to May 1995. Prior to joining SkyBox International, he was a venture capital consultant from February 1990 to July 1991, and served as President of Reebok Brands, North America from February 1988 to February 1990.

William Spier, one of the Company's Directors until he resigned on January 24, 2002, sits on Bion's advisory board.

William Spier became a Director of the Company on March 5, 1999 and resigned on January 24, 2002. Mr. Spier was a director of Trident Rowan Group, Inc. from May 2, 1997 to December 6, 1999, and served as its Chairman of the Board from May 2, 1997 until March 1998. He is a founder and Managing Director of Tamarix Capital Corporation. Mr. Spier has been a member of Bion's advisory board since July 2001. From May 1991 until October 1996, he was chairman and chief executive officer of DeSoto, Inc., a manufacturer of household cleaners and detergents. DeSoto was acquired by Keystone Consolidated Industries, Inc., a Texas-based manufacturer of steel and wire rods, of which Mr. Spier is a Director. Mr. Spier is also currently the Chairman of the Board of Directors of Geotek Communications, Inc., a wireless telecommunications company, and acting chief executive officer and a director of Integrated Technologies, Inc., a computer peripheral and telecommunications device and software company. In June 1998, Geotek Communications filed for protection from its creditors under Chapter 11 of the Bankruptcy Code. Until 1982 Mr. Spier was Vice Chairman of Phibro-Salomon, Inc.

Each of Messrs. Chase, Hauser, Mitchell, O'Connell, and Spier is a Director of a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). None of the other above-described persons is a Director of such a company or of any company registered as an Investment Company under the Investment Company Act of 1940.

All of the current members of the Board of Directors who were directors in 2000 attended at least 75% of those meetings held in such year during their term of service.

Executive Officers

The following table sets forth certain information concerning the executive officers of the Company as of March 15, 2002.

                                    Position               Officer of the
Name                 Age         with the Company          Company since

David Mitchell (1)   40     President, CEO and Director   January 24, 2002

David Fuller         45     Secretary and Principal       January 24, 2002
                             Accounting Officer

(1) As the President and CEO of the Company, Mr. Mitchell performed policy making functions for the Company and, pursuant to Rule 3b-7 of the Exchange Act, was considered an "executive officer" of the Company.

Information concerning David Mitchell is set forth above under "Directors."

David Fuller was appointed as Secretary and Principle Accounting Officer of the Company on January 24, 2002. Mr. Fuller also serves as Principle Accounting Officer of Bion Environmental Technologies Inc., a public environmental solutions company. From March 1994 to December 2000, Mr. Fuller was the Chief Financial Officer of Hyman Beck & Company, Inc, an international money management firm. From July 1991 to February 1994, Mr. Fuller was Senior Financial Officer of Link Strategic Investors Inc., (and Bearbull Investment Products (USA), its predecessor company) an international investment management firm. From January 1989 to July 1991, Mr. Fuller was Controller of Rayner & Stonington, L.P., a commodity trading company and a registered commodity trading advisor. From October 1984 to December 1988 Mr. Fuller was Controller and Assistant Treasurer of Gill & Duffus Inc., members of the Coffee, Sugar & Cocoa Exchange, Inc. Mr. Fuller began his career in 1978 in public accounting and is a member of the American Institute of Certified Public Accountants and the New York Society of Certified Public Accountants.

The following table sets forth certain information concerning the executive officers of the Company in the period from January 1, 2000 through January 2002, other than for Mr. Hauser which is listed in the table above.

                                                             Officer of the
      Name               Age  Position with the Company     Company from / to

Mark S. Hauser (1)       44   Executive Chairman            3/1999 to 1/2002

Mario Scandellari (2)    59   Chief Operating Officer       3/99 to 4/2000

Nick Speyer (3)          40   Chief Financial Officer       10/98 to 9/2000

Mario Tozzi-Condivi (4)  76   President Moto Guzzi S.p.A.   7/96 to 3/2000

John Porter (5)          49   President Moto Guzzi North    3/99 to 4/2000
                              America Inc.

______________

(1) As the Executive Chairman of the Company, Mr. Hauser performed policy making functions for the Company and, pursuant to Rule 3b-7 of the Exchange Act, was considered an "executive officer" of the Company.

(2) As the Managing Director of Moto Guzzi S.p.A., Mr. Scandellari performed policy making functions for a significant subsidiary of the Company and, pursuant to Rule 3b-7 of the Exchange Act, was considered an "executive officer" of the Company.

(3) As the Chief Financial Officer of the Company, Mr. Speyer performed policy making functions for the Company and, pursuant to Rule 3b-7 of the Exchange Act, was considered an "executive officer" of the Company.

(4) Mr. Tozzi-Condivi passed away in March 2000. Mr. Tozzi-Condivi was the President of Moto Guzzi S.p.A., from October 1998 to March 2000 and as such performed policy making functions for a significant subsidiary of the Company and, pursuant to Rule 3b-7 of the Exchange Act, was considered an "executive officer" of the Company.

(5) As the President of Moto Guzzi North America Inc., Mr. Porter performed policy making functions for a significant subsidiary of the Company and, pursuant to Rule 3b-7 of the Exchange Act, was considered an "executive officer" of the Company.

Pursuant to the Share Purchase Agreement with Aprilia, Aprilia assumed management of the Company's operating subsidiaries as of May 1, 2000, and Mr. Hauser, Mr. Scandellari and Mr. Porter resigned from the Company's operating subsidiaries as of April 30, 2000. In accordance with the Share Purchase Agreement, Mr. Speyer remained as a director of Moto Guzzi S.p.A. until the closing of the sale of the operating subsidiaries to Aprilia was closed, which took place on September 7, 2000.

The employment agreement with the Company of Mr. Hauser was terminated on April 30, 2000 and Mr. Scandellari resigned as COO of the Company on the same date. Mr. Speyer's employment with the Company, which was not governed by any written agreement but based on verbal agreements with the board of directors, terminated effective September 7, 2000 on the closure of the sale of the operating subsidiaries to Aprilia.

Mark Hauser.  The information on Mr. Hauser is set forth above.

Mario Scandellari. Mario Scandellari joined the Company in March 1999 as Managing Director of Moto Guzzi S.p.A. Mr. Scandellari has had a successful executive career both in the motorcycle industry, initially with Harley Davidson and then Cagiva/Ducati, as well as in turnaround situations. Mr. Scandellari was named Chief Operating Officer of the Company in May 1999.

Nick Speyer was the Chief Financial Officer of the Company since March 1999 through September 2000. From October 1998 to March 1999, Mr. Speyer was the Chief Financial Officer of Moto Guzzi Corp. Mr. Speyer is a UK qualified chartered accountant. He worked with Touche Ross and Ernst & Young in Italy from 1989 to 1994. He had been a business consultant since 1995, working principally with companies located in Italy and had worked with Trident Rowan, an affiliate of the Company, since the end of 1995 in connection with Trident Rowan's and Moto Guzzi's United States regulatory filings and reporting systems.

Mario Tozzi-Condivi served as Director of Moto Guzzi since July 1995 and as President since July 1996; President of Maserati Automobiles Incorporated, the Company's former subsidiary, from February 1989 until 1996; Chairman of the Board of Maserati U.K. Ltd., 1986 to 1987; and has been an independent consultant to automobile importers, distributors and dealers in England, Italy, Singapore and South Africa, since 1984. Mr. Tozzi-Condivi passed away in March, 2000.

John Porter joined Moto Guzzi North America Inc at the end of March 1999. John is an experienced recreation industry executive with many years of experience with Yamaha and in marketing and research studies in the sector. John continued to work for Moto Guzzi North America Inc. following Aprilia's assumption of the management of the operating subsidiaries on May 1, 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and any persons who own more than ten percent of the Class A Common Stock or Series B Preferred Stock are required to file reports of initial ownership of the Class A Common Stock or Series B Preferred Stock, as the case may be, and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent beneficial owners are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon the review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 5 were filed late, the Company believes that during the fiscal year ended December 31, 2000, the Section 16(a) filing requirements were complied with, except for the following reports which were filed late by the following persons: Trident Rowan Group, Inc. did not file a report in respect of the 300,000 shares issued to Trident Rowan in July 2000.

ITEM 11.  EXECUTIVE COMPENSATION

The following tables and descriptive materials set forth information concerning compensation earned for services rendered to the Company and its subsidiaries by the Chief Executive Officer of the Company, and its four other most highly compensated executive officers who were serving as executive officers of the Company at April 30, 2000, immediately prior to Aprilia's assumption of the management of the operating subsidiaries on May 1, 2000 (collectively, the "Named Executive Officers").

Summary of Compensation

The following table summarizes the compensation earned by the Named Executive Officers during the fiscal years ended December 31, 2000, 1999 and 1998, respectively.

                                 Summary Compensation Table

                                                                        Securi-            All
                                                     Other    Res-      ties Un-           Other
                                                    Annual    tricted   derlying           Compen-
Name and Principal     Fiscal                       Compen-   Stock     Options/           sation
Position               Year(1)  Salary(2)  Bonus    sation(3) Award(s)  SARs       Payouts (2)
---------------------  -------  ---------  -------  --------- --------  ---------  ------- -------
Mark S. Hauser
Executive Chairman (4) 2000     $60,000      -      $246,691     -          -         -       -
                       1999     $90,000      -      $108,000     -          -         -       -
                       1998        -         -          -        -          -         -       -

Mario Scandellari      2000     Lit.100m.    -      Lit.500m.    -          -         -       -
Chief Operating                 ($48,520)           ($242,620)
Officer (5)            1999     Lit.300m.               -        -          -         -       -
2000                            ($155,925)
                       1998        -         -          -        -          -         -       -

Nick Speyer            2000     Lit. 48m.    -       $125,000    -          -         -       -
Chief Financial                   and
Officer (6)                     $72,000
                                ($95,290)
                       1999     Lit.120m.    -          -        -          -         -       -
                                  and
                                $46,000
                                ($108,370)
                       1998     $72,000      -          -        -          -         -       -

Mario Tozzi-Condivi    2000        -         -          -        -          -         -       -
(7), President, Moto   1999     $96,238    $69,000      -        -          -         -       -
Guzzi S.p.A.           1998     $120,670     -          -        -          -         -       -

John Porter (8)        2000     $30,000      -          -        -          -         -       -
President, Moto Guzzi  1999     $90,000    $33,750      -        -          -         -       -
North America Inc.     1998        -         -          -        -          -         -       -
______________

(1)  From its incorporation through March 5, 1999, the Company's fiscal year ended on August 31.
     On March 5, 1999, in connection with the Merger, the Company adopted Moto Guzzi Corp.'s fiscal year end of December 31.  All compensation set forth herein is calculated as if the Company's fiscal year for each of the years shown was December 31

(2)  Lira amounts have been converted to dollars at the rate of 2,061 Lira per U.S. Dollar, the approximate rate in effect on December 31, 2000.

(3)  The aggregate amount of such compensation is less than the lesser of either $50,000 or 10% of such person's total annual salary and bonus.

(4)  Mr. Hauser has been the President and Co-Chief Executive Officer of Trident Rowan, the
     ultimate parent company of the Company since March 1998.  Prior to that he was a director of
     Trident Rowan from May 1997.  Compensation in 2000 is from January through August 31, when Mr.
     Hauser's employment agreement was terminated.  US$ 169,500 is included in other annual compensation in respect of termination as well as $76,691 in respect of provision of office space for the Company through August 2000.

(5)  Mr. Scandellari joined the Company as the CEO of Moto Guzzi S.p.A. on March 5, 1999.
     Compensation figures for Mr. Scandellari for 1999 are on an annualized basis.  Mr. Scandelari's employment agreement was terminated on April 30, 2000. Compensation for 2000 reflects the four months to April 2000.  Mr. Scandellari was paid Lit. 500 million (US$ 242,602) in respect of the termination of his employment, included in other annual compensation.


Page 26


(6)  Mr. Speyer joined the Company as the Chief Financial Officer of Moto Guzzi S.p.A. in October,
     1998.  Compensation figures for Mr. Speyer in 1998 are on an annualized basis. Compensation for
     2000 is from January through September 30, when Mr. Speyer's employment was terminated.  US$
     125,000 is included in other annual compensation in respect of termination.

(7)  Mr. Tozzi-Condivi was the President of Moto Guzzi, S.p.A. from July 1996 to March 2000.  All compensation shown above for Mr. TozziCondivi was paid by Moto Guzzi, S.p.A. through a
     consulting contract with Como Consultants.   Mr. Tozzi-Condivi passed away in March 2000.  He
     had been ill during the months preceding his death and had not performed any duties for Moto
     Guzzi S.p.A. in 2000.

(8)  Mr. Porter was the President of Moto Guzzi North America, Inc.  All compensation shown above for Mr. Porter was paid by Moto Guzzi North America, Inc.  Compensation for 2000 is in respect of the four months to April 30, 2000 when Aprilia assumed management responsibility for the operations and results of Moto Guzzi's operating subsidiaries.

Grants of Stock Options

No award of stock options was made to the Named Executive Officers during the year ended December 31, 2000.

In March, 1999, the Board of Directors of the Company authorized the issuance of options to executives and other key employees of the Company's operating subsidiaries to acquire up to 675,000 shares of Class A Common Stock in the aggregate. However, no grants were ever awarded.

Exercise of Stock Options

The following table sets forth information concerning the exercise of stock options during the year ended December 31, 2000 by each of the Named Executive Officers and the fiscal year-end value of unexercised options.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                            FY-End Option/SAR Values

                                              Number of
                                              Securities       Value of
                                              Underlying       Unexercised
                                              Unexercised      In-the-Money
                                              Options/SARs     Options/SARs
                                              at FY End (#)    at FY End (#)
                  Shares                      -------------    -------------
                  Acquired      Value         Exercisable/     Exercisable/
     Name         on Exercise   Realized($)   Unexercisable    Unexercisable
---------------   -----------   -----------   -------------    -------------
Mark S. Hauser         0         $   0        150,000 / 0         $0 / $0


Compensation of Directors

All Directors are reimbursed for any out-of-pocket travel expenses incurred by them in attending meetings of the Board of Directors or committees thereof.
In addition, commencing as of March 5, 1999, and pursuant to the Directors Plan described below, the independent Directors of the Company are granted options to acquire 12,500 shares of Common Stock on January 2 of each year, which options are exercisable immediately.

On March 4, 1999, Mark S. Hauser entered into an employment agreement with the Company and on March 5, 1999 each of Howard E. Chase, David Mitchell and Emanuel Arbib entered into consulting Agreements with the Company. At the time, Messrs. Chase, Mitchell and Arbib were Directors of the Company and Mr. Hauser had been nominated to be a Director of the Company. In connection with such agreements (i) Mr. Hauser was issued options to purchase 150,000 shares of the Company's Common Stock, (ii) Mr. Chase was issued options to purchase 45,000 shares of the Company's Common Stock, (iii) Mr. Mitchell was issued options to purchase 30,000 shares of the Company's Common Stock, and (iv) Mr. Arbib was issued options to purchase 30,000 of the Company's Common Stock.
All of the options were exercisable immediately and until ten years after the grant date. The exercise price with respect to all such options is $10.6875 per share.

The 1998 Stock Option Plan for Outside Directors ("The Directors Plan") provides for the issuance of non-incentive options to Directors of the Company to purchase up to an aggregate of 400,000 shares of the Company's Common Stock.

Under the Directors Plan, all non-employee Directors, who were not at any previous time an employee of the Company [or its affiliates], are eligible to receive annually options to purchase 12,500 shares under the Directors Plan. Newly appointed or elected non-employee directors receive a grant upon taking office. Pursuant to the Directors Plan, an aggregate of 100,000 options under this plan were granted to Directors of the Company on March 5, 1999, the date of the Merger (37,500 of these options have since expired). Each Director of the Company received options to purchase 12,500 shares of Common Stock at an exercise price of $10.6875. All options were exercisable immediately and until ten years after the grant date. 12,500 options were issued to each of the independent Directors of the Company at the following exercise prices.

Date               Exercise Price    Independent Directors
----               --------------    ---------------------

January 2, 2000        $3.719        Messrs. Bulgari, Fingerhut, O'Connell
                                     and Mitchell

January 2, 2001        $1.375        Messrs. Bulgari, Fingerhut and Mitchell

In February 2000, the Board of Directors granted options to purchase 50,000 shares of the Company's Common Stock, at an exercise price of $7.00 per share, to Dr. Peter Hobbins, who was a Director of the Company from March 1999 to July 1999. The options were exercisable immediately and for ten years following the date of grant. The options were issued in consideration of Mr. Hobbins' prior service to the Company as a Director.

Employment and Consulting Agreements with Named Executive Officers and
Directors

Hauser Employment Agreement. Mark S. Hauser, Executive Chairman and a member of the Company's Board of Directors, was employed pursuant to a three-year employment agreement dated March 4, 1999 (the "Hauser Employment Agreement"). Pursuant to the Hauser Employment Agreement, Mr. Hauser was entitled to receive (a) an annual salary of $90,000 per year, and (b) a bonus to be awarded in the Board of Directors' discretion. Mr. Hauser was not awarded a cash bonus in respect of the fiscal year ended December 31, 1999.

Pursuant to the Hauser Employment Agreement (a) in March 1999, Mr. Hauser was granted an option to purchase 150,000 shares of Common Stock for an exercise price of $10.6875 per share, and (b) Mr. Hauser was eligible to receive grants of additional options under the Company's 1998 Stock Option Plan.

Upon any termination by the Company of Mr. Hauser's employment other than for cause, or upon Mr. Hauser's termination of the Hauser Employment Agreement for cause, all compensation otherwise payable to Mr. Hauser was immediately due and payable. The Hauser Employment Agreement provided for indemnification of Mr. Hauser to the full extent permitted by law.

Mr. Hauser was also covered by officer and director liability policies maintained for senior officers and directors.

The employment agreement with Mr. Hauser was terminated in August 2000 in connection with the sale of the Moto Guzzi operations. Mr. Hauser was paid $169,500 in severance in connection with such termination. Mr. Hauser continued to serve as Executive Chairman of the Company without Compensation through until his resignation on January 15, 2002.

Scandellari Employment Agreement. On March 24, 1999, Mr. Scandellari entered into an agreement with Moto Guzzi S.p.A. whereby he was appointed as Managing Director of Moto Guzzi S.p.A. Mr. Scandellari's compensation was agreed at Lit. 300,000,000 (approximately $145,560) plus an annual bonus, fixed at Lit. 30,000,000 (approximately $14,556) for 1999 if certain economic targets were met and to be agreed from time to time for future years. In May 1999, Mr. Scandellari was appointed as Chief Operating Officer of the Company, though his employment agreement with Moto Guzzi S.p.A was not varied in any way nor any separate agreement made with the Company. Mr. Scandellari's agreement with Moto Guzzi S.p.A. could be terminated at any time and for any reason. If terminated within the first nine months, Mr. Scandellari would be entitled to his full annual compensation. If terminated within nine and twelve months, Mr. Scandellari would be entitled to all compensation amounts matured plus Lit. 75,000,000 (approximately $36,390) and if terminated after one year he would be entitled to payment for a three month notice period plus Lit. 150,000,000 (approximately $72,780). In May 2000, Mr. Scandellari's agreement was terminated by the Company. As part of such termination, the Company agreed to pay Mr. Scandellari a total of Lit. 500,000,000 (approximately $242,601) representing contractual entitlements of Lit. 225,000,000 (approximately $109,170) and a further amount to reflect his efforts to manage the Company during the extremely difficult financial circumstances in which it found itself.

Agreement with respect to Nick Speyer. In October 1998, Moto Guzzi Corp. and Mr. Speyer agreed that Mr. Speyer would be employed as Chief Financial Officer of Moto Guzzi Corp. and, on completion of the merger of Moto Guzzi Corp. into the Company (which occurred on March 5, 1999), would be employed as Chief Financial Officer of the Company. Mr. Speyer's employment with the Company was not governed by any written agreement but based on verbal agreements with the board of directors. Mr. Speyer, who initially worked on a less than full time basis with Moto Guzzi Corp. was paid $6,000 per month from November 1998 to January 1999 and $10,000 in February 1999 by Moto Guzzi Corp. Mr. Speyer's compensation from March 1999, approved by the compensation committee/board of directors in March 1999 was agreed as Lit. 12,000,000 (approximately $5,822) plus U.S. $3,000 per month, reflecting Mr. Speyer working approximately 85%-90% of his time for the Company. Mr. Speyer also provided financial consulting services to OAM S.p.A., the majority shareholder of the Company, for which OAM S.p.A paid him separately. Mr. Speyer's employment with the Company effectively terminated on September 7, 2000 in connection with the sale of the subsidiaries to Aprilia. Mr. Speyer was paid $125,000 as severance in connection with such termination.

Tozzi-Condivi Employment Agreement. On June 3, 1999 the Company entered into an agreement with Como Consultants Limited ("Como"), a consulting company based in Jersey, Channel Islands, pursuant to which Mr. Tozzi-Condivi agreed to serve as the President of the Company, and as a member of the Board of Directors for a period of three years. Pursuant to such agreement Como was paid $165,238 during the year ended December 31, 1999. Such amounts include a bonus of US$69,000 paid in April 1999 in respect of Mr. Tozzi-Condivi acting as Managing Director of Moto Guzzi S.p.A. until Mr. Scandellari was hired in March 1999. The Como Consulting agreement was terminated in March, 2000, as a result of Mr. Tozzi-Condivi's death.

Porter Employment Agreement. On March 12, 1999, the Company engaged Mr. Porter as President of Moto Guzzi North America, Inc. Under the employment agreement, Mr. Porter received a base salary of $90,000 and was entitled to a bonus of up to 50% of base salary based on profit and unit objectives. For 1999, Mr. Porter received his full bonus entitlement for the pro rata period of his employment in 1999. As a key executive, Mr. Porter was entitled to stock options under the Company's 1998 Stock Option plan but no such options were granted. Pursuant to the Share Purchase Agreement, Mr. Porter resigned as a Director of Moto Guzzi North America Inc. as of April 30, 2000, though he continued his employment with Moto Guzzi North America. Inc.

Chase Consulting Agreement. In March 1999 the Company entered into a Consulting Agreement with Mr. Howard E. Chase, a member of the Board of Directors (the "Chase Consulting Agreement"). The Chase Consulting Agreement was for a period of three years. Under the Chase Consulting Agreement, Mr. Chase received annual compensation in the amount of $60,000. Under the Chase Consulting Agreement, Mr. Chase was also granted an option to purchase 45,000 shares of Common Stock at a purchase price of $10.6875 per share. The option was granted pursuant to the 1998 Stock Option Plan. Under the Chase Consulting Agreement, Mr. Chase was eligible to receive grants of additional options under the 1998 Stock Option Plan.

Mr. Chase entered into a termination agreement with the Company in connection with the sale of the Company's subsidiaries. Pursuant to the termination agreement Mr. Chase's engagement as a consultant terminated in August, 2000, and Mr. Chase was paid $51,400 as severance.

Mitchell Consulting Agreement. In March 1999 the Company entered into a Consulting Agreement with Mr. David Mitchell, a member of the Board of Directors (the "Mitchell Consulting Agreement"). The Mitchell Consulting Agreement is for a period of three years. As compensation under the Mitchell Consulting Agreement, Mr. Mitchell was granted an option to purchase 30,000 shares of Common Stock at a purchase price of $10.6875 per share. The option was granted pursuant to the 1998 Stock Option Plan. Under the Mitchell Consulting Agreement, Mr. Mitchell is eligible to receive grants of additional options under the 1998 Stock Option Plan.

Arbib Consulting Agreement. In March 1999 the Company entered into a Consulting Agreement with Mr. Emmanual Arbib, who was a member of the Board of Directors at that time (the "Arbib Consulting Agreement"). The Arbib Consulting Agreement was for a period of three years. Under the Arbib Consulting Agreement, Mr. Arbib received annual compensation of $30,000 per year. As additional compensation under the Arbib Consulting Agreement, Mr. Arbib was granted an option to purchase 30,000 shares of Common Stock at a purchase price of $10.6875 per share. The option was granted pursuant to the 1998 Stock Option Plan. Under the Arbib Consulting Agreement, Mr. Arbib was eligible to receive grants of additional options under the 1998 Stock Option Plan.

Mr. Arbib entered into a termination agreement with the Company in connection with the sale of the Company's subsidiaries. Pursuant to the termination agreement Mr. Arbib's engagement as a consultant terminated in August, 2000 and Mr. Arbib was paid $37,900 as severance.

STOCK OPTION PLANS

In order to attract and retain employees, officers, directors and consultants, the Board of Directors adopted, and the shareholders approved, the 1998 Stock Option Plan ("1998 Plan") and the 1998 Stock Option Plan for Outside Directors ("1998 Directors Plan"). The 1998 Plan and the 1998 Directors Plan are referred to collectively as the "1998 Plans." Options to purchase an aggregate of 1,250,000 shares and 400,000 shares of common stock, respectively (subject to antidilution adjustments under certain circumstances) may be awarded under the 1998 Plans.

1998 Stock Option Plan - The 1998 Plan is administered by the Board of Directors or by a committee appointed by the Board of Directors, whose members will serve at the pleasure of the Board of Directors. If appointed, the committee will have two or more members, each of whom will be a "non-employee director" within the meaning of the Exchange Act of 1934.

All officers, key employees, directors, consultants and other persons who, in the opinion of the Board of Directors or the committee, are deemed to have rendered or to be able to render significant contributions to the success of the Company and/or its subsidiaries are eligible to receive options under the Plan. The Board of Directors or the committee may determine, subject to the terms of the 1998 Plan, the number of shares, the exercise price and the specific terms of each option granted.

The Plan provides for both "incentive stock options," as defined in Section 422 of the Code, and for non-qualified options, both of which may be granted with any other stock-based award under the 1998 Plan. Incentive options may be awarded only to persons who, at the time of such awards, are employees of the company or its subsidiaries. The exercise price of incentive options may not be less than 100% of the fair market value of on the last trading day before the date of grant. The exercise price of a non-qualified option may be less than 100% of the fair market value of on the last trading day before the date of grant. The Board of Directors or the committee has full authority, subject to the provisions of the 1998 Plan, to grant options and to determine their exercise price, to designate options as incentive stock options or non-qualified stock options, and to determine the grantees of the options.

If any option expires unexercised, is surrendered by the grantee for cancellation, is canceled or otherwise becomes unexercisable, the shares underlying the grant will again become available for the granting of new options under the 1998 Plan.

The Board of Directors may at any time, and from time to time, amend, alter, suspend or discontinue any of the provisions of the 1998 Plan, but no amendment, alteration, suspension or discontinuance shall be made that would impair the rights of a grantee of any option theretofore granted, without his or her consent. An aggregate of 255,000 of the aforementioned options were granted on March 5, 1999, the date of the merger between Moto Guzzi Corp. and North Atlantic Acquisition Corp at an exercise price of $10.6875 (30,000 of these options have since expired). An additional 50,000 options were granted to Dr. Peter Hobbins, a former Director, in February 2000 under the 1998 Plan at an exercise price of $7.00. In March 1999, the Board of Directors authorized the grant of 675,000 options to operational management, giving a mandate to the remuneration committee to identify those appropriate optionees and options numbers. No options were ever granted.

1998 Stock Option Plan for Outside Directors - The 1998 Directors Plan provides for the issuance of non-incentive options to purchase up to an aggregate of 400,000 shares of the Company's common stock. The number of shares are subject to adjustment by the Board of Directors in the event of any increase or decrease resulting from such events as a stock dividend, stock split, merger consolidation or other change in corporate structure affecting the Company's common stock.

All non-employee directors, who were not at any previous time an employee of the Company, are eligible to receive annually, on each January 2 beginning in 2000, options to purchase 12,500 shares under the 1998 Directors Plan. Newly appointed or elected non-employee directors receive a grant upon taking office. An aggregate of 100,000 options under this plan were granted to all non-employee directors of the Company on March 5, 1999, the date of the merger between Moto Guzzi Corp. and North Atlantic Acquisition Corp at an exercise price of $10.6875 (37,500 of these options have since expired). Further options were granted under this plan as follows:

      Date            Amount     Exercise Price    Independent Directors

January 2, 2000       12,500         $3.719               Bulgari
January 2, 2000       12,500         $3.719               Fingerhut
January 2, 2000       12,500(1)      $3.719               O'Connell
January 2, 2000       12,500         $3.719               Mitchell
January 2, 2001       12,500         $1.375               Bulgari
January 2, 2001       12,500         $1.375               Fingerhut
January 2, 2001       12,500         $1.375               Mitchell

(1)  Mr. O'Connell did not exercise his options and they have since expired.

The authority to grant options under the 1998 Directors Plan will terminate on the earlier of December 31, 2008 or upon the issuance of the maximum number of shares of stock reserved for issuance under the plan.

The options will expire on the earlier of ten years following the date of grant or three months following the date on which the grantee ceases to serve as a director.

The 1998 Directors Plan may be amended by the Board of Directors except that provisions thereof concerning granting of options may not be amended more than once every six months unless necessary to comply with the Internal Revenue Code or the Employee Retirement Income Security Act.

In summary, at March 15, 2002, total grants under 1998 Plans were for options to purchase 412,500 shares, all vested, at a weighted average exercise price of $8.8859 and an average remaining life of 7.55 years.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of the Company during the years ended December 31, 2000 and December 31, 2001 were Messrs. Bulgari and Fingerhut. Messrs. Bulgari and Fingerhut resigned their positions with the Board and its committees on January 15, 2002. No member of the Compensation Committee of the Board of Directors of the Company was, during the fiscal year ended December 31, 2000, an officer or employee of the Company or any of its subsidiaries or affiliates, or was formerly an officer of the Company or any of its subsidiaries or affiliates.

Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors (the "Committee") through January 15, 2002 was composed entirely of outside directors. Following the resignation in January of all Directors except David Mitchell, the President and CEO from January 2002, the committee lapsed. The Committee was responsible for establishing and administering the compensation policies applicable to the Company's executive officers. All decisions by the Committee were subject to review and approval of the full Board of Directors.

The Company's executive compensation philosophy and specific compensation plans tie a significant portion of executive compensation to the Company's success in meeting specific profit, growth and performance goals. The Company's compensation objectives include attracting and retaining the best possible executive talent, motivating executive officers to achieve the Company's performance objectives, rewarding individual performance and contributions, and linking executives' and stockholders' interests through equity based plans.

The Company's executive compensation consists of three key components: base salary, annual incentive compensation and stock options, each of which is intended to complement the others and, taken together, to satisfy the Company's compensation objectives.

Compensation Committee through January 15, 2002: Gianni Bulgari and Barry Fingerhut.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 15, 2002, the date of this report, by each person who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock.

Issuance and Redemption of Series B Preferred Stock by the Company

On February 25, 2000, the Company issued 123,500 shares of a new Series B Preferred Stock to Fineco, an Italian institutional investor, and affiliates of Fineco, Trident Rowan, OAM, and William Spier, a director of the Company, and Wheatley Partners LP and Wheatley International Partners LP, each of which is an affiliate of Barry Fingerhut, a director of the Company, for $100 per share (an aggregate price of US$12,350,000). The shares were issued as follows: (i) 60,000 shares to Fineco and its affiliates for cash, (ii) 35,000 shares to Trident Rowan for cash, (iii) 16,000 shares to OAM in repayment of outstanding loans due to OAM, (iv) an aggregate of 10,000 shares to Wheatley Partners and Wheatley International Partners, in repayment of loans made by them to the Company, and (v) 2,500 shares to Mr. Spier in repayment of loans made by him to the Company.

In July 2000, the Company entered into an agreement with the Series B preferred stockholders in which it agreed to redeem the Series B preferred stock by September 30, 2000 in exchange for their agreement not to convert their Series B preferred stock into Class A common stock prior to that date.

The Company closed on the sale of its operating subsidiaries on September 6, 2000 and in the last week of September 2000 it redeemed in full all outstanding shares of Series B Preferred Stock for a price equal to $100 per share plus accrued dividends thereon, for a total of approximately US$ 12.6 million (approximately Lit. 28,300 million at the prevailing exchange rate).

(a)   Security Ownership of Certain Beneficial Owners.

                                                    Common Stock
Name and Address                              Number of     Percent of
of Beneficial Owner                             Shares       Class (6)
-------------------                           ---------     ----------

Bion Environmental Technologies Inc.          3,459,997(1)     57.62%

Trident Rowan Group, Inc.
Two Worlds Fair Drive
Somerset, New Jersey 08873                      300,000(2)      5.00%

Tamarix Investors LDC
350 Park Avenue
New York, New York 10017                        300,000(3)      5.00%

Barry Rubenstein                                415,379(4)      6.92%

Allen & Company                                 315,000(5)      5.25%
____________________

(1) In respect of shares of common stock acquired from OAM on January 15, 2002.

(2) In respect of 300,000 shares of common stock issued to TRG in connection raising bridge financing through the issuance of Series B Preferred Stock of the Company in February 2000.

(3)  Represents share owned by TRG, an affiliate of Tarmarix

(4) In respect of 20,000 shares of common stock, 342,410 shares of common stock held by Wheatley Partners, L.P., 21,590 shares of common stock held by Wheatley Foreign Partners, L.P., 2,112 shares of common stock held Woodland Venture Fund, 1,267 shares of common stock held by Woodland Partners, 28,000 shares of common stock held by Seneca Ventures. Mr. Rubenstein disclaims beneficial ownership of these securities, except to the extent of his respective equity interest therein.

(5) In respect of warrants to purchase 315,000 shares of Class A common stock.

(6) The percent of the class is calculated pursuant to Rule 13d-3, based on 6,005,339 shares outstanding on March 15, 2002.

(b) Security Ownership of Directors, Named Executive Officers and Executive Officers and Directors as a Group.

The following table sets forth certain information regarding the beneficial ownership of the Company's Class A Common Stock (i) by each of the Company's directors; (ii) by each of the Company's executive officers named in the Summary Compensation Table herein (the "Named Executive Officers"); and (iii) by all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the securities listed below, based on information furnished by such owners, have sole investment and voting power with respect to the Class A Common Stock shown as being beneficially owned by them.

                                                   Common Stock
               Name of                     Number of       Percent of
           Director/Officer                 Shares          Class (3)
           ----------------                ---------       ----------

           David Mitchell                  115,000(1)         1.91%

           Officers and Directors
           as a Group (2)                  115,000            1.91%
_______________

(1) Includes 42,500 shares which Mr. Mitchell has a right to acquire within 60 days through the exercise of stock options. Also includes warrants to purchase 30,000 shares of common stock. Also includes 42,500 shares of common stock.

(2) Includes 42,500 shares which Officer and Director may acquire within 60 days through the exercise of stock options. Also includes warrants to purchase 30,000 shares of common stock. Also includes 42,500 shares of common stock.

(3) The percent of the class is calculated pursuant to Rule 13d-3, based on 6,005,339 shares outstanding on March 15, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Investment in Bion Environmental Technologies, Inc.;Bion Acquisition of Control of the Company

In December 2001, the Board of the Company met to evaluate the alternative strategies and investments available to the Company. Investec Ernst & Co., who had been hired in June 2001 to assist in this process, presented to the Board their conclusions on a number of potential investments. After review of the possible investments, the Board resolved that the Bion investment, on the terms summarized below, was in the best interests of the Company and approved such investment subject to receipt of a fairness opinion from a financial firm acceptable to the Board and receipt of advice from the Company's counsel concerning legal due diligence and determination by the Board that the results of legal due diligence did not affect the Company's determination that the investment was in the best interests of the Company. The Company duly received a fair value opinion from Joseph Stevens & Company, Inc. and advice concerning the results of legal due diligence and in a Board meeting in late December approved and confirmed the approval of the Bion Investment.

The Board also resolved to approve the purchase by Bion of 3,459,997 shares (approximately 57.7%) of the Company's stock from OAM. Such approval was required by TRG and OAM, affiliates of the Company, as a condition to their waiver of their rights to cause a liquidation of the Company and release of the Company from such obligations, the obtaining of which was a pre-condition to the Company's ability to make the Bion Investment.

On January 15, 2002, the Company purchased 19,000,000 shares of restricted stock of Bion, a publicly-held Colorado corporation, in exchange for approximately $8.5 million in cash, the $4.2 million TRG Promissory Note, including accrued interest, and the assignment of 65% of the Company's Claims Against Aprilia and Claims Against IMI. Immediately upon consummation of this transaction, Bion purchased a 57.7% majority interest in the Company from OAM. The total consideration paid by Bion consisted of (i) $3,700,000 in cash, (ii) the assignment of the $4.2 million TRG Promissory Note (including accrued interest) and related loan agreements, (iii) the assignment of the 65% interest in the Company's Rights Under the Escrow Agreement and Claims Against IMI, (iv) the issuance of 1,000,000 shares of Bion common stock, and (v) the issuance of a warrant to acquire 1,000,000 shares of Bion at a price of $0.90, with an expiration date of January 10, 2007.

Under the Subscription Agreement and related Registration Rights Agreement, Bion agreed among other things to (i) file with the SEC a Registration Statement with respect to the Bion Shares, as soon as practicable, and within 90 days of the Company's filing with the SEC of its December 31, 2001 Form 10-K, and to use its best efforts to cause such Registration Statement to be declared effective as soon as practicable thereafter, (ii) to use its best efforts to cause the Bion Shares to be distributed to the Company's common stockholders in a tax efficient manner in accordance with applicable law, and
(iii) to use its best efforts to hold an Annual Meeting of Bion Shareholders during 2001, in accordance with its by-laws and applicable law. It is expected that the distribution will occur during the second half of calendar 2002.
When that distribution occurs, approximately 11,000,000 of Bion's shares will be distributed back to Bion. Bion has advised the Company that it intends to cancel such shares.

On March 14, 2002, the Company and Bion entered in an agreement effective January 15, 2002 where the Company will pay $12,000 a month for management services, support staff and office space. In addition, Bion will advance to the Company sums needed to cure its delinquencies with the SEC, distribute Bion shares to its shareholders, to locate and acquire new business opportunities and for on-going expenses. Bion shall have no obligation to make any advances in excess of $500,000. All sums due Bion shall be evidenced by a convertible revolving promissory note. As additional consideration, Bion shall receive a warrant to purchase 1,000,000 shares of the Company's common stock at $3.00 per share until March 14, 2007.

Three of the Company's Board members, Mark Hauser, Gianni Bulgari and Howard Chase are members of the Board of Directors of Trident Rowan, the parent of OAM, and three of the Company's directors, Mark Hauser, Gianni Bulgari and William Spier are principal stockholders of Trident Rowan.

Mark Hauser was a director of the Company until January 15, 2002 and a member of the Board of Directors of OAM.

David Mitchell, a director of the Company, is the Chairman, President, Board member and a principal stock and warrant holder of Bion. Additionally a portion of the proceeds of the Bion Investment were used to pay off $718,485 of indebtedness of Bion owed to Mr. Mitchell.

On January 24, 2002, David Mitchell was elected as the Company's President and CEO. David Mitchell is a founder, stockholder, option holder, former CEO of the Company and currently is the only director of the Company.

Following the Bion Investment and Bion Acquisition of Centerpoint Shares, all of the Company's directors, other than David Mitchell resigned from their positions on the Company's Board of Directors. William Spier, one of the Company's Directors until he resigned on January 24, 2002, sits on Bion's advisory board. On January 21, 2002, Howard Chase, a director of the Company until he resigned on January 15, 2002, joined the Board of Directors of Bion.

Loans by Spier, Fingerhut Affiliates and OAM to the Company

In August 1999, William Spier, a director of Trident Rowan from May 1997 to December 1999 and a director of the Company from March 1999 until January 24, 2002, made an advance of $250,000 to the Company. Entities associated with Mr. Barry Fingerhut, a Director of the Company from March 1999 until January 15, 2002, also advanced $1,000,000 in 1999. The advances, together with $1,600,000 in advances to the Company by OAM were converted into Series B Preferred Stock of the Company in February 2000.

Issuance of 5% Debentures by Trident Rowan and Lending of Proceeds

On December 28, 1999, Trident Rowan issued $ 6,000,000 of 5% Convertible Debentures due December 28, 2001 to provide funds for the Company and for its general corporate purposes. In connection with raising these funds, Trident Rowan issued a $250,000 5% Convertible Debenture on the same terms as for the $6,000,000 raised to Emanuel Arbib, Co-CEO of Trident Rowan and a former Director of the Company, for his efforts in connection with such placement. Trident Rowan also paid $60,000 plus $26,106 for legal expenses to Investec Ernst & Company. Mark Segall, a director of Trident Rowan is an officer of Investec Ernst & Company.

Issuance and Redemption of Series B Preferred Stock

On February 25, 2000, the Company issued 123,500 shares of a new Series B Preferred Stock to Fineco Sim S.p.A., an Italian institutional investor ("Fineco"), and affiliates of Fineco, Trident Rowan, OAM S.p.A., and William Spier, a director of the Company, and Wheatley Partners LP and Wheatley International Partners LP, each of which is an affiliate of Barry Fingerhut, a director of the Company, for $100 per share (an aggregate price of $12,350,000). The shares were issued as follows (i) 60,000 to Fineco and its affiliates for cash, (ii) 35,000 shares to Trident Rowan for cash, (iii) 16,000 to OAM in repayment of outstanding loans due to OAM, (iv) an aggregate of 10,000 shares to Wheatley Partners and Wheatley International Partners, in repayment of loans made by them to the Company, and 2,500 shares to Mr. Spier in repayment of loans made by him to the Company.

In July 2000 the Company entered into an agreement with the Series B preferred stockholders in which it agreed to redeem the Series B preferred stock by September 30, 2000, in exchange for their agreement not to convert their Series B preferred stock into Class A common stock prior to that date.

The Company closed on the sale of its operating subsidiaries on September 6, 2000 and in the last week of September 2000 it redeemed in full all outstanding shares of Series B Preferred Stock for a price equal to $100 per share plus accrued dividends thereon, for a total of approximately US$ 12.6 million (approximately Lit. 28,300 million at the prevailing exchange rate).

April 14th Share Purchase Agreement

The Share Purchase Agreement providing for the sale of the Company's operating subsidiaries to Aprilia (described above) contained a condition that OAM S.p.A. (the holder of approximately 58% of the issued and outstanding shares of the Company's Class A common stock, and a subsidiary of Trident Rowan) agree to vote its capital stock for the sale, and by letter to Aprilia dated April 14, 2000, OAM agreed, among other things, to vote its shares for the sale.

In order to induce OAM to deliver its letter to Aprilia, the Company agreed with OAM and Trident Rowan by letter dated April 14, 2000 that, among other things, it would pay IMI's fees in connection with the sale. The April 14th letter was amended on June 8, 2000 to provide, among other things, that the Company would, as promptly as practicable after the closing of the sale, but in no event later than 90 days following the closing, hold a meeting of stockholders to consider and vote upon a proposal to liquidate all of the Company's assets and dissolve itself. The date for proceeding to propose a liquidation was subsequently extended by Trident Rowan and OAM to July 15, 2001.

In connection with the sale, Aprilia required the terminations of certain of the Company's executives and further required that the Company pay all costs of such terminations. Accordingly, the Company agreed to pay severance to two of its directors, Mark S. Hauser and Howard E. Chase, and to Emanuel Arbib, one of its former directors, of $169,500, $51,400 and $37,900, respectively, in exchange for termination of their employment and consulting agreements with the Company. The Company also paid Nick Speyer, the CFO of the Company, $125,000 in connection with the termination of his employment agreement with the Company.

Centerpoint Loan to Trident Rowan

Trident Rowan's 5% Convertible Debentures in an aggregate amount of US$ 6,250,000 were scheduled to come due in December 2001. In order to enable Trident Rowan to pay off the Debentures on favorable terms, and in consideration of Trident Rowan's and OAM's extension of the date for the Company to proceed to propose a liquidation to July 15, 2001, on June 13, 2001 the Company, Trident Rowan and OAM entered into the Centerpoint Loan Agreement wherein subject to the terms and certain conditions set forth therein the Company agreed to lend Trident Rowan $4,200,000. On June 13, 2001 the Company made the Centerpoint Loan and on June 15, 2001 Trident Rowan paid the holders of $6,000,000 of the Debentures $4,207,500 in cash, which the Debenture holders accepted as payment in full on the Debentures (including past due interest), representing a 31.5% discount from their face value. In June 2001 the Company paid Mr. Arbib $218,750, which Mr. Arbib accepted as payment in full on the $250,000 of Debentures held by him. The Centerpoint Loan bears interest at a rate of 5 % per annum, is repayable in full on the earlier of June 13, 2002 and the date on which the Trident Rowan causes or permits a liquidation of the Company, and is secured by the 300,000 shares of the Company's common stock currently owned by Trident Rowan. In connection with the Centerpoint Loan, OAM also entered into the OAM Guaranty wherein it guaranteed Trident Rowan's obligations under the Centerpoint Loan Agreement. OAM's liability under the OAM Guaranty is limited to the value of the Company's shares pledged by OAM.

Each of Mark S. Hauser and Nick Speyer is an officer or Director of OAM, which until January 15, 2002, held approximately 61% of the Company's Common Stock.

Each of the following directors and former directors of the Company is also an Officer or Director of Trident Rowan: Howard E. Chase, Mark S. Hauser, Gianni Bulgari and Emmanuel Arbib (former Director). Additionally, each of Mark Hauser, Gianni Bulgari and Emmanuel Arbib are principal stockholders of Trident Rowan.

On October 1, 1998, a bridge loan of Lit. 3,000 million was made by Mr. Gianni Bulgari a director of the Company until January 2002, to OAM S.p.A. who lent the proceeds to Guzzi Corp. to provide financing in anticipation of the consummation of the merger with NAAC. The loan by OAM S.p.A. to Guzzi Corp. was made on the same terms and conditions as the loan by Mr. Bulgari to OAM S.p.A. and bore interest at 10% and a flat fee of 1%, through March 31, 1999. The Company had sought similar financing from third parties and the terms and conditions above were more favorable than any expressions of interest by third parties. The Lit. 3,000 million loan from Mr. Bulgari was repaid in May 1999 by OAM S.p.A.

The loan was, however, not repaid to OAM S.p.A. by the Company on its expiry of March 31, 1999 and in July 1999, the Company agreed to issue a warrant to purchase 100,000 shares to OAM S.p.A. at a subscription price of $0.01 each on condition that OAM S.p.A. reduced the interest rate on this loan to 4% and maintained both this loan and collateral of Euro 2,050,000 deposited as security for a bank credit line of Moto Guzzi S.p.A. through March 31, 2000. The Company accounted for the fair value of the 100,000 shares issuable to OAM S.p.A. of Lit. 1,222 million as finance expense to be amortized over the period for which OAM S.p.A. agreed to maintain in place its loans and funds deposited as collateral. OAM exercised this warrant in 2000 and continued to provide the financial support from the expiry on March 31, 2000 until the sale of Moto Guzzi operations in September 2000, without any additional compensation.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   FINANCIAL STATEMENTS   The financial statements listed in the
accompanying Index to Consolidated Financial Statements and Financial Statement Schedules are filed as part of this annual report and such Index to Consolidated Financial Statements and Financial Statement Schedules is incorporated herein by reference.

     2.   FINANCIAL STATEMENT SCHEDULES   The financial statement schedule
listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules is filed as part of this annual report and such Index to Consolidated Financial Statements and Financial Statement Schedules is incorporated herein by reference.

     3.   EXHIBITS   The exhibits listed on the accompanying List of Exhibits
are filed as part of this annual report and such List of Exhibits is incorporated herein by reference.

(b)  1.     Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter covered by this report.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      AND FINANCIAL STATEMENT SCHEDULES
                             (Item 14(a)1 and 2)

                                                                    Page

Report of Independent Public Accountants  ......................... F-2

Consolidated Balance Sheets - December 31, 2000 ................... F-3

Consolidated Statements of Operations - Years ended December
31, 2000, 1999 and 1998 ........................................... F-4

Consolidated Statements of Changes in the Shareholders'
Equity (Deficit) and Comprehensive Income/(Loss) - December 31,
2000 .............................................................. F-5

Consolidated Statements of Cash Flows - December 31, 2000, 1999
and 1998 .......................................................... F-6

Notes to Consolidated Financial Statements - December 31, 2000 .... F-8

Valuation and Qualifying Accounts ................................. F-30

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors
Centerpoint Corporation:

We have audited the accompanying consolidated balance sheets of Centerpoint Corporation (a Delaware corporation, known as Moto Guzzi Corporation through September 19, 2000) (See Note 1) as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000, expressed in Italian Lire. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centerpoint Corporation and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the Unites States.

In our auditors' report dated April 18, 2000, our opinion on the 1999 consolidated financial statements included an explanatory fourth paragraph to call attention on the recurring losses from operations and negative cash flows suffered by the Company. In addition, the Company had to meet certain debt repayment obligations for which financing had yet to be arranged. All of these matters raised substantial doubt about its ability to continue as a going concern. The consolidated financial statements did not include any adjustment that might result from the outcome of this uncertainty.

As explained in Note 1, on September 7, 2000, the Company closed the sale of all its operating subsidiaries. Total proceeds from the sale were Lire 79,500 million (approximately US$ 35.6 million). As a result of this transaction, in our present opinion on the 1999 consolidated financial statements, as presented herein, this explanatory fourth paragraph has been removed.


/s/ Arthur Andersen SpA

Arthur Andersen SpA
Milan, Italy,
March 20, 2002

CENTERPOINT CORPORATION
(Moto Guzzi Corporation through September 19, 2000)
CONSOLIDATED BALANCE SHEETS
December 31, 2000

                                      Dec. 31        Dec. 31      Dec. 31
                                        2000          2000         1999
ASSETS                                US$'000        Lit. m        Lit. m
                                      ---------   ------------  ------------
Cash and cash equivalents             $   1,170   Lit.   2,411  Lit.       3
Short-term marketable securities
 held to maturity, at cost               13,754         28,351             -
Receivables                                   -              -           196
  Receivables from related parties            -              -           196
  Escrow receivable                           -              -             -
Prepaid expenses                             75            154           128
                                      ---------   ------------  ------------
TOTAL CURRENT ASSETS                     14,999         30,916           327
                                      ---------   ------------  ------------
Net non-current assets of discontinued
 operations                                   -              -         5,527
                                      ---------   ------------  ------------
TOTAL ASSETS                          $  14,999   Lit.  30,916  Lit.   5,854
                                      =========   ============  ============
LIABILITIES

Accounts payable                             44             91           898
Amounts due to related and affiliated
 parties                                    190            390            80
Accrued expenses and other payables         175            361           252
Net current liabilities of
 discontinued operations                      -              -        17,459
                                      ---------   ------------  ------------
TOTAL CURRENT LIABILITIES                   409            842        18,689
                                      ---------   ------------  ------------
Advances for redeemable preferred
 stock subscription                           -              -         2,405

SHAREHOLDERS' EQUITY/(DEFICIT)           14,590         30,074       (15,240)
 Common stock, par value $0.01 per
  share:
   Authorised 20,250,000 shares;
    5,999,089 (1999 - 5,589,089)
    shares outstanding                       52            108          100
   Additional paid-in capital            19,653         40,510       39,834
   Accumulated other comprehensive
    income                                  117            242          133
   Accumulated deficit                   (5,232)       (10,786)     (55,307)
                                      ---------   ------------  ------------
LIABILITIES & SHAREHOLDERS'
 EQUITY/(DEFICIT)                     $  14,999   Lit.  30,916  Lit.   5,854
                                      =========   ============  ============

See Notes to Consolidated Financial Statements

CENTERPOINT CORPORATION
(Moto Guzzi Corporation through September 19, 2000)
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2000, 1999 and 1998


                                                Dec. 31        Dec. 31          Dec. 31           Dec. 31
                                                  2000          2000             1999              1998
                                                US $'000       Lire m.          Lire m.           Lire m.
                                               ----------   --------------   --------------   --------------
Interest income                                $      241   Lit.       497   Lit.         -   Lit.         -
Selling, general and administrative expenses         (119)            (245)               -                -
Finance expense: shares issued to TRG              (1,624)          (3,347)               -                -
Other income, net                                       5               11                -                -
                                               ----------   --------------   --------------   --------------
Loss from continuing operations                    (1,497)          (3,084)               -                -
Discontinued operations:
 Loss from disposed motorcycle operations
  (after tax of Lit. 514 (US$249), Lit. 88
  and Lit. 519)                                    (4,038)          (8,324)         (22,976)         (20,299)
Gain on disposal of motorcycle operations          27,661           57,018                -                -
                                               ----------   --------------   --------------   --------------
Net profit/(loss)                                  22,126           45,610          (22,976)         (20,299)
Preferred stock dividends                            (528)          (1,089)               -                -
                                               ----------   --------------   --------------   --------------
Profit/(loss) attributable to common
 shareholders                                  $   21,598   Lit.    44,521   Lit.   (22,976)  Lit.   (20,299)
                                               ==========   ==============   ==============   ==============

BASIC EARNINGS/(LOSS) PER SHARE:                  US $            Lire              Lire             Lire
                                               ----------   --------------   --------------   --------------
Continuing operations                          $    (0.35)  Lit.      (720)  Lit.         -   Lit.         -
Discontinued operations                        $     4.08   Lit.     8,401   Lit.    (4,440)  Lit.    (6,101)

DILUTED EARNINGS/(LOSS) PER SHARE:
  Continuing operations                        $    (0.35)  Lit.      (720)  Lit.         -   Lit.         -
  Discontinued operations                      $     4.08   Lit.     8,401   Lit.    (4,440)  Lit.    (6,101)

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING DURING THE PERIOD
   Basic                                        5,796,106        5,796,106        5,174,481        3,327,139
                                                =========        =========        =========        =========
   Diluted                                      5,796,106        5,796,106        5,226,852        3,327,139
                                                ---------        =========        =========        =========

See Notes to Consolidated Financial Statements

CENTERPOINT CORPORATION
(Moto Guzzi Corporation through September 19, 2000)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
   EQUITY/(DEFICIT) AND COMPREHENSIVE INCOME/(LOSS)
December 31, 2000

                                                                                               Accumu-
                                                                                               lated
                                                                                     Addi-     Other                        Compre-
                                                Class A            Class B          tional     Compre-   Accumu-   Share-   hensive
                           Common Stock     Preferred Stock     Preferred Stock     Paid-In    hensive    lated    holders' Income/
                        Shares     Amount   Shares   Amount    Shares     Amount    Capital    Income    Deficit   Equity   (Loss)
                       ---------   ------   ------   ------   --------    ------   ---------   -------   -------   -------  -------
At January 1,
1998            Lit.m  3,327,139       59        -        -          -         -      11,011       225   (12,032)     (737)

Net loss                       -        -        -        -          -         -           -         -   (20,299)  (20,299) (20,299)
Translation adjustment         -        -        -        -          -         -           -       (68)        -       (68)     (68)
                       ---------   ------   ------   ------   --------    ------   ---------   -------   -------   -------  -------
At December 31,
1998            Lit.m  3,327,139       59        -        -          -         -      11,011       157   (32,331)  (21,104) (20,367)

Net loss                       -        -        -        -          -         -           -         -   (22,976)  (22,976) (22,976)
Translation adjustment         -        -        -        -          -         -           -       (24)        -       (24)     (24)
Recapitalization -
 parent company debt
 exchange                871,950       16        -        -          -         -      13,346         -         -    13,346        -
Issuance of shares in
 merger                1,296,000       23       94        -          -         -      14,563         -         -    14,563
Conversion of preferred
 stock                    94,000        2      (94)       -          -         -          (2)        -         -         -
Shares issuable for
 renewal of parent
 credit lines                  -        -        -        -          -         -       1,222         -         -     1,222
Less: relating to
 future finance expenses       -        -        -        -          -         -        (306)        -         -      (306)
                       ---------   ------   ------   ------   --------    ------   ---------   -------   -------   -------  -------
At December 31,
1999            Lit.m  5,589,089      100        -        -          -         -      39,834       133   (55,307)  (15,240) (23,000)

Net profit                     -        -        -        -          -         -           -         -    44,521    44,521   44,521
Translation adjustment         -        -        -        -          -         -           -       109         -       109      109
Issuance of Series B
 Preferred Stock               -        -        -        -    123,500         2      23,980         -         -     23,982       -
Reclassification for
 redemption of preferred
 stock                         -        -        -        -          -         -     (23,982)        -         -    (23,982)      -
Accretion expense for
 preferred stock redemp-
 tion and related
 exchange movements            -        -        -        -          -         -           -    (3,062)        -     (3,062) (3,062)
Redemption of Series
 B Preferred Stock             -        -        -        -   (123,500)       (2)     (3,060)    3,062         -          -       -
Issuance of shares for
 MGI purchase             10,000        -        -        -          -         -          91         -         -          91      -
Issuance of shares for
 OAM warrant exercise    100,000        2        -        -          -         -           -         -         -           2      -
Issuance of shares
 to TRG                  300,000        6        -        -          -         -       3,341         -         -       3,347      -
Amortization of
 non-cash finance
 charges                       -        -        -        -          -         -         306         -         -         306      -
                       ---------   ------   ------   ------   --------    ------   ---------   -------   -------   -------  -------
At December 31,
2000            Lit.m  5,999,089      108        -        -          -         -      40,510       242   (10,786)   30,074   41,568
                       =========   ======   ======   ======   ========    ======   =========   =======   =======   =======  =======

At December 31,
2000            $'000                  52                 -                    -      19,653       117    (5,232)   14,590   20,166
                                   ======            ======               ======   =========   =======   =======   =======  =======

See Notes to Consolidated Financial Statement

CENTERPOINT CORPORATION
(Moto Guzzi Corporation through September 19, 2000)
CONSOLIDATED STATEMENTS OF CASH FLOW
December 31, 2000, 1999 and 1998


                                                Dec. 31        Dec. 31          Dec. 31           Dec. 31
                                                  2000          2000             1999              1998
                                                US $'000       Lire m.          Lire m.           Lire m.
                                               ----------   --------------   --------------   --------------
Net loss from continuing operations            $   (1,497)  Lit.    (3,084)  Lit.         -   Lit.         -
Preferred stock dividends                            (528)          (1,089)               -                -
Adjustments to reconcile net loss to net
 cash used by operating activities:
   Non cash finance expense:
    Shares issued to TRG                            1,624            3,347                -                -
    Other operating activities                          3                6                6               (1)
Changes in operating assets and liabilities:
   Related party receivables                          104              214             (215)               -
   Prepaid expenses                                    (8)             (17)             (95)             (26)
   Accounts payable and accrued expenses           (1,448)          (2,984)            (451)              82
   Related party payables                             170              351           (1,348)             920
                                               ----------   --------------   --------------   --------------
Net cash (used in)/provided by operating
 activities                                        (1,579)          (3,256)          (2,103)             975
                                               ----------   --------------   --------------   --------------
Investing activities
 Purchase of marketable securities                (13,584)         (27,998)               -                -
                                               ----------   --------------   --------------   --------------

Net cash used in investing activities             (13,584)         (27,998)               -                -
                                               ----------   --------------   --------------   --------------
Financing activities
 Proceeds from merger with NAAC                         -                -           16,006                -
 Advance for subscription to preferred stock            -                -            2,274                -
 Proceeds from issuance of preferred stock          8,893           18,329                -                -
 Redemption of preferred stock                    (13,122)         (27,044)               -                -
                                               ----------   --------------   --------------   --------------
Net cash (used in)/provided by
 financing activities                              (4,229)          (8,715)          18,280                -
                                               ----------   --------------   --------------   --------------
(Decrease)/increase in cash from
 continuing activities                            (19,393)         (39,969)          16,177              975

Net cash (used in)/provided by
 discontinued motorcycle operations                20,561           42,377          (16,174)            (975)

Cash, beginning of year                                 2                3                -                -
                                               ----------   --------------   --------------   --------------
Cash, end of year                              $    1,170   Lit.     2,411   Lit.         3    Lit.        -
                                               ==========   ==============   ==============   ==============

Net cash (used in)/provided by
 discontinued motorcycle operations
   Net cash proceeds from sale                     29,254           60,293                -                -
   Financing of disposed operations                (7,735)         (15,941)         (13,863)               -
   Other expenditures allocated to
    discontinued operations                          (958)          (1,975)          (2,311)            (975)
                                               ----------   --------------   --------------   --------------
                                                   20,561           42,377          (16,174)            (975)
                                               ----------   --------------   --------------   --------------

See Notes to Financial Statements

Supplemental information on non-cash activities

Advances to the Company, made in 1999, in an aggregate amount of US$1.25 million (Lit. 2,479 million at the then prevailing exchange rate) by Wheatley Partners, LP and Wheatley Foreign Partners, LP (each of which is an affiliate of Barry Fingerhut, a Director of the Company through January 2002) and William Spier, a director of the Company through January 2002 and a US$ 1.6 million (Lit. 3,174 million) loan due to OAM, respectively, were applied to
subscribe to the Series B preferred stock on February 25, 2000   See Notes 1
and 4.

The Company issued 10,000 shares with a fair value of Lit. 91 million in connection with its purchase of the 75% of MGI Motorcycle GmbH that the Company did not already own. MGI Motorcycle GmbH was disposed as part of the sale of motorcycle operations.

In 2000, the Company issued 100,000 shares to OAM S.p.A. upon exercise of a warrant held by OAM issued in 1999. The exercise price of US$1,000 was settled by reduction of balances due by the Company to OAM. The fair value of this warrant at the date of issuance of Lit. 1,222 million was amortized from April 1, 1999 through March 31, 2000 as finance expense.

The Company issued 300,000 shares to TRG in connection with successful efforts by TRG Inc to assist in raising bridge financing through the issuance of Series B Preferred Stock of the Company in February 2000. See Notes 1 and 4. The fair value of the 300,000 shares at the date of issuance of the Series B Preferred Stock, which was redeemed in 2000, was Lit. 3,347 million and this amount has been expensed in 2000.

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000


1.  BACKGROUND AND ORGANIZATION

BACKGROUND OF THE COMPANY; MERGER WITH GUZZI CORP. IN 1999

Centerpoint Corporation ("the Company") (Moto Guzzi Corporation through September 19, 2000) was originally incorporated in Delaware on August 9, 1995 under the name of North Atlantic Acquisition Corporation ("NAAC") to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with an operating business. On August 27, 1997 the Company consummated an initial public offering consisting of 800,000 Units and 150,000 shares of Class B Common Stock, with each Unit consisting of one share of Class A Common Stock and one warrant to purchase shares of Class A Common Stock, which resulted in net proceeds to the Company of approximately US$8,000,000.

Moto Guzzi S.p.A., the Italian manufacturer of Moto Guzzi motorcycles, had been a subsidiary of Trident Rowan Group, Inc. ("TRG") since 1972. Effective January 1, 1996, TRG acquired 100% of the outstanding capital of Moto Guzzi North America Inc., the exclusive importer of Moto Guzzi motorcycles in the United States. On October 9, 1996, TRG formed Moto Guzzi Corp. ("Guzzi Corp.") as a holding company for its interests in the Moto Guzzi motorcycle operations and transferred its 100% interests in Moto Guzzi S.p.A. and Moto Guzzi North America Inc. to Guzzi Corp.

On August 18, 1998, NAAC and TRG, entered into a definitive agreement and plan of merger and reorganization, as amended (the "Merger Agreement"), pursuant to which Guzzi Corp. merged with and into NAAC, with NAAC, which later changed its name to Moto Guzzi Corporation and later became Centerpoint Corporation, as the surviving corporation (the "Merger"). Prior to the Merger, TRG and its majority-owned subsidiary, OAM S.p.A ("OAM"), together owned all the outstanding common stock of Guzzi Corp.

The Merger was approved on March 4, 1999 and consummated on March 5, 1999. As part of the Merger Agreement, the Company's Class B shareholders also eliminated authorization of NAAC's Class B Common Stock and approved conversion of each share of Class B Common Stock into 2 shares of Class A Common Stock and 2 Class A Warrants.

Upon the merger, shareholders of Guzzi Corp. received an aggregate of 4,199,089 shares or approximately 76.4% of the post-Merger shares of the Company (excluding any shares of the Company's formerly designated Class A Common Stock issuable upon exercise of any options or warrants) and Guzzi Corp., was, therefore, the accounting acquirer. The cost of the acquisition of NAAC was based on the fair value of the Company's assets and liabilities as of the date of the Merger of Lit. 14,586 million (approximately US$8,153,000 at the then prevailing exchange rate), represented by Lit. 16,006 million in cash (US$8,947,000) less Lit. 1,420 million (US$794,000) of payables and

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000


1.  BACKGROUND AND ORGANIZATION - Continued


accrued expenses, principally in respect of merger expenses. Additionally, an aggregate of 30,000 shares of Class A Common Stock with a fair value of Lit. 591 million (US$330,000) were issued to Graubard, Mollen & Miller, counsel to the Company, contingent upon consummation of the Merger in payment of fees relating to the Merger and 350,000 Class A Warrants with an exercise price of US$10.00 were issued to the Company's investment bankers.

Pursuant to the merger, NAAC changed its name to Moto Guzzi Corporation and changed its common stock ticker symbol to "GUZI".

DISPOSAL OF OPERATING SUBSIDIARIES, DISPUTE OVER FINANCIAL ADVISORS FEES

In December 1999, the Company's parent, TRG, engaged IMI, a leading Italian investment bank, to pursue strategic alternatives to enhance the Company's shareholder value.

Pursuant to an April 14, 2000 Preliminary Sale and Purchase Agreement, on August 11, 2000, at a special meeting of stockholders, the Company's stockholders approved the sale of the operating subsidiaries and the change of the corporate name from Moto Guzzi Corporation to Centerpoint Corporation, with stockholders holding in excess of two-thirds of all outstanding shares of Class A Common Stock voting for the sale and the name change. On September 7, 2000, the Company closed the sale of all its operating subsidiaries (see below). To finance operations through the date of sale, the Company raised bridge financing in February 2000 by way of issuance of Series B 7.0% Preferred Stock, redeemable December 2001. This stock was subscribed for cash by TRG for US$3,500,000 and by Fineco, a third party Italian institutional investor group for US$6,000,000. Advances to the Company of US$1,600,000 by OAM and US$1,250,000 by Messrs. Fingerhut and Spier, directors of the Company until January 2002, were also applied to subscribe to the Series B Preferred Stock. The Company agreed with holders of the Series B Preferred Stock to redeem such stock on September 30, 2000, following the closing of the sale. See Note 4, below for further details of the issuance and redemption of the Series B Preferred Stock.

Total proceeds from the sale of the motorcycle operations to Aprilia were Lit. 79,500 million. In accordance with the Share Purchase Agreement, Aprilia also reimbursed the Company Lit. 2,074 million, the amount owed to the Company by the operating subsidiaries pursuant to intercompany loans. Lit. 9,375 million of the total proceeds was placed in escrow to cover any claims Aprilia might have in the future in respect of the representations and warranties given by the Company in the Share Purchase Agreement. Full allowance was made for escrow receivables from Aprilia in accounting for the sale of the Company's Moto Guzzi subsidiaries, thus charging such amounts against the gain on sale

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000


1.  BACKGROUND AND ORGANIZATION - Continued


included in the income statement. Funds from the escrow account were to be released to the Company in two tranches, subject to any claims Aprilia may have in respect of the Company's representations and warranties: up to Lit. 7,000 million was to be released on September 8, 2001; and up to Lit. 2,375 million is to be released on September 8, 2007. Aprilia undertook to evaluate, on a best efforts basis, an earlier resolution of the escrow accounts, though this has not occurred. See also "Subsequent Events: Aprilia Claims under the Share Purchase Agreement; Payment by IMI; Request for Arbitration" in respect of claims made by Aprilia in 2001 and the status of arbitration procedures concerning such claims.

SIREF S.p.A. and San Paolo Finanziaria S.p.A. (both affiliates of IMI) acted as fiduciary agents for the closing. In accordance with invoices submitted to them, they paid IMI Lit. 11,401 million, in respect of fees and expenses claimed to be due to IMI, paid Lit. 505 million to Carnelutti, the Company's Italian counsel, and then paid the remaining proceeds of Lit. 60,293 million to the Company. The Company has since early July 2000 disputed IMI's interpretation of the calculation of the fee due to them under their engagement letter, following indication by IMI of their basis of calculation.

The Lit. 60,293 million received by the Company was applied first to pay amounts due for transaction expenses and other payables and obligations estimated in the aggregate to be approximately Lit. 2,700 million and to redeem, prior to September 30, 2000, all outstanding shares of Series B Preferred Stock for a price equal to US$100 per share plus any accrued and unpaid dividends thereon, for a total of approximately US$ 12.6 million (approximately Lit. 28,300 million at the then prevailing exchange rate). Cash was invested in short-term fixed interest securities pending evaluation of the alternatives available with respect to such funds.

AGREEMENT WITH TRG AND OAM TO HOLD SHAREHOLDER MEETING TO VOTE ON A PROPOSAL TO LIQUIDATE

In connection with the execution and delivery of the Share Purchase Agreement described above, the Company agreed with OAM and TRG by letter dated April 14, 2000 (as amended), that it would, as promptly as practicable after the closing of the sale of the operating subsidiaries, but in no event later than 90 days following the closing, hold a meeting of stockholders to consider and vote upon a proposal to liquidate all the Company's assets and dissolve the Company. The deadline for such shareholders' meeting was subsequently extended by 60 days, to February 7, 2000 and then until July 15, 2001. In connection with the Bion transaction, (see Note 12 - Subsequent Events), OAM and TRG waived their rights to cause a shareholders' meeting to vote on a proposal to liquidate.

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000


1.  BACKGROUND AND ORGANIZATION - Continued


REPORTING CURRENCY

The primary financial statements through the disposal of the Company's operations were shown in Italian Lire because all of the Company's material operating entities were based in and operated entirely in Italy. Following the disposal of its operations, the Company invested the major part of the net proceeds of disposal in Lire denominated short-term investments pending evaluation of its alternatives and, accordingly, the primary financial statements at December 31, 2000 continue to be shown in Italian lire.

The functional currency of the Company will change to U.S. Dollars following the Bion transaction described in Note 12.

Translation of lire amounts into U.S. Dollar amounts is included solely for the convenience of the readers of the financial statements and has been calculated at the rate of Lit. 2,061 to US$1.00, the approximate exchange rate at December 31, 2000. It should not be construed that the assets and liabilities, expressed in U.S. dollar equivalents, can actually be realized in or extinguished in U.S. dollars at that or any other rate. All currency amounts in these financial statements are in Lire unless specifically designated in other currencies.

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

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company have been translated from US$ to Italian lire using the year-end exchange rate for balance sheet items and the average exchange rate for the year for statement of operation items. The translation differences resulting from the change in exchange rates from year to year have been reported separately as a component of shareholders' equity.

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000


2.  SIGNIFICANT ACCOUNTING POLICIES - Continued


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

MARKETABLE SECURITIES

Marketable securities consist of variable rate fixed income investments, which can be readily sold using established markets. Marketable securities as of December 31, 2000 are held-to-maturity and are represented by Banca del Lavoro O/S FRN 2003 securities, which are carried at cost plus accrued interest.

INCOME TAXES

Income taxes are provided in accordance with local laws. Deferred income taxes have been provided using the liability method in accordance with FASB Statement No. 109, "Accounting for Income Taxes."

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

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000


2.  SIGNIFICANT ACCOUNTING POLICIES - Continued


NEW ACCOUNTING STANDARD

In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" SFAS No. 133 which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. SFAS No. 133 as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000 but may be adopted earlier. The Company has not and, not having any operations, does not intend to enter into derivative or hedging operations and accordingly adoption of the standard will have no effect.

RECLASSIFICATIONS

Comparative figures for 1999 and 1998 have been reclassified to conform with the 2000 presentation.

3.  DISCONTINUED MOTORCYCLE OPERATIONS

In September 2000, the Company closed its sale of all "Moto Guzzi" motorcycle operations to Aprilia. From May 2, 2000 through the date of sale, Moto Guzzi's operations were under the control of Aprilia management. The measurement date of the disposal is July 1, 2000, reflecting the latest date prior to sale for which the Company has complete financial information. Net proceeds from the disposal exceeded the net assets of the operations sold and the Company has recorded a gain on sale of Lit. 57,018 million. The Company changed its name to Centerpoint Corporation on September 19, 2000 pursuant to the sale, which is discussed in more detail in Note 1, above.

Results of the disposed motorcycle operations through the effective disposal date of July 1, 2000 and for the years to December 31, 1999 and 1998 were as follows:

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000


3.  DISCONTINUED MOTORCYCLE OPERATIONS - Continued


                          To effective disposal        Dec. 31            Dec. 31
                           Date - July 1, 2000          1999               1998
                           US$'000       Lit. m        Lit. m             Lit. m
                          --------    ------------    -------------    ------------
Net sales                   24,742          50,994           86,232          83,760

Loss before taxes           (3,789)         (7,810)         (22,888)        (19,780)
Provisions for taxes          (249)           (514)             (88)           (519)
                          --------    ------------    -------------    ------------
Net loss from discon-
 tinued motorcycle
 operations               $ (4,038)   Lit.  (8,324)   Lit.  (22,976)   Lit. (20,299)
                          ========    ============    =============    ============

Net assets/(liabilities) of the discontinued motorcycle operations at the effective date of disposal of July 1, 2000 and at December 31, 1999 were as follows:

                                    July 1       July 1          Dec. 31
                                     2000         2000            1999
                                    $'000        Lit. m          Lit. m
                                   -------    ------------   --------------
Current assets                      33,169          68,361           61,926
Current liabilities                (35,344)        (72,844)         (79,385)
                                   -------    ------------   --------------
Net current liabilities             (2,175)         (4,483)         (17,459)
                                   -------    ------------   --------------
Property, plant and equipment        6,207          12,792           14,638
Other long-term assets               1,218           2,510              889
Long-term liabilities               (4,615)         (9,512)         (10,000)
                                   -------    ------------   --------------
Net non-current assets               2,810           5,790            5,527
                                   -------    ------------   --------------
Net assets/liabilities of
 discontinued operations           $   635    Lit.   1,307   Lit.   (11,932)
                                   =======    ============   ==============

In 2000 the Company provided the disposed motorcycle subsidiaries with cash, in the form of capital and advances, of Lit. 15,941 million (1999 - Lit. 13,863 million) to finance operations through disposal.

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000


4.  ISSUANCE AND REDEMPTION OF SERIES B PREFERRED STOCK

On February 25, 2000, the Company issued 123,500 shares of a new Series B Preferred Stock to Fineco, and affiliates of Fineco, TRG, OAM, the majority stockholder of the Company, and Barry Fingerhut and William Spier, directors of the Company until January 2002, for US$100 per share (an aggregate price of US$12,350,000). Fineco and its affiliates purchased 60,000 shares and TRG purchased 35,000 shares, for cash. Messrs. Fingerhut and Spier received a total of 12,500 shares in satisfaction of advances they had made to the Company in August 1999 and 16,000 shares were issued to OAM in partial satisfaction of outstanding loans due to it.

The holders of the Series B Preferred Stock are entitled to receive dividends at the rate of US$7 per share per year before any dividends may be paid with regard to the Class A Common Stock, and to receive distribution of $100 per share in liquidation of the Company before any liquidation distributions are made with regard to the Class A Common Stock. The Company was required to redeem the Series B Preferred Stock for $100 per share plus accrued dividends on December 28, 2001. Holders of Series B Preferred Stock do not have voting rights, except that they must approve issuance of securities which would affect the Series B Preferred Stock and the incurrence of debt, other than refinancing of existing debt or lines of credit used by the Company to finance its day-to-day operations.

Each share of Series B Preferred Stock was convertible into Class A Common Stock at a conversion price of US$5.00, based upon the liquidation preference of the Series B Preferred Stock (US$100, plus accrued dividends, per share), meaning each share of Series B Preferred Stock is convertible into approximately 20 shares of Class A Common Stock.

The Company agreed with the Series B preferred stockholders that, following the sale to Aprilia, it would redeem the Series B preferred stock on September 30, 2000 and they agreed not to convert their Series B stock if the Company redeemed the stock by this date. Such redemption was effected, with redemption payments made on the first business day of October 2000.

The Company received Lit. 18,329 million in cash, net of Lit. 516 million of expenses in respect of the issue of the Series B Preferred Stock and also recorded Lit. 2,479 million in respect of the William Spier and Barry Fingerhut advances and Lit. 3,174 million in respect of the OAM loan for a total of Lit. 23,982 million.

Upon issuance, the Company reclassified the Series B preferred stock outside of shareholders equity and recorded accretion expense of Lit. 3,062 million in respect of amortization of costs and exchange differences through redemption which arose as the Company's obligation was denominated in U.S. Dollars.

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000


4.  ISSUANCE AND REDEMPTION OF SERIES B PREFERRED STOCK - Continued

In connection with issuance of the Series B preferred stock, the Company agreed to issue 300,000 shares of Class A common stock to TRG for a purchase price of US$.01 per share, in consideration of Trident Rowan's participation in the Series B financing and their successful efforts to get Fineco, S.p.A. to subscribe for Series B shares. These 300,000 shares were issued in July 2000 and the amount of Lit. 3,347 million, representing the fair value of the shares has been charged to the income statement. Additionally, in connection with Fineco's purchase of the Series B shares the Company paid a commission of US$180,000 to Andrea delle Valle, a director of TRG, and paid US$80,000 to Investec Ernst, an investment banking firm, where Mark Segall, a director of TRG, is an executive officer.

5.  AMOUNTS DUE FROM AND TO RELATED PARTIES

                                   Dec. 31      Dec. 31         Dec. 31
                                    2000          2000           1999
                                   US$'000       Lit. m         Lit. m
                                   -------    ------------   --------------
Amounts due from Related parties:
 Trident Rowan Group, Inc.               -               -              196
                                   -------    ------------   --------------
                                   $     -    Lit.       -   Lit.       196
                                   =======    ============   ==============

Amounts due to Related parties:
 Trident Rowan Group, Inc.              84             172                -
 OAM S.p.A.                            106             218               80
                                   -------    ------------   --------------
                                   $   190    Lit.     390   Lit.        80
                                   =======    =============  ==============

Balances due from and to TRG and OAM are in respect of various advances for expenses.

6.  RELATED PARTY TRANSACTIONS

BION TRANSACTION

In a related party transaction, the Company purchased 19,000,000 shares of restricted stock of Bion for substantially all of its assets and immediately thereafter this, Bion purchased from OAM 3,459,997 shares of the Company, which represents a controlling interest in the Company. In addition, on March 14, 2002, the Company and Bion entered into an agreement effective January 15, 2002 for certain services and advances provided to the Company by Bion (See
Note 12 - Subsequent Events).

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000


6.  RELATED PARTY TRANSACTIONS - CONTINUED

FINANCIAL SUPPORT OF THE COMPANY BY OAM S.P.A. AND TRG INC.

On October 1, 1998, a bridge loan of Lit. 3,000 million was made by Mr. Gianni Bulgari a director of the Company until January 2002, to OAM S.p.A. who lent the proceeds to Guzzi Corp. to provide financing in anticipation of the consummation of the merger with NAAC. The loan by OAM S.p.A. to Guzzi Corp. was made on the same terms and conditions as the loan by Mr. Bulgari to OAM S.p.A. and bore interest at 10% and a flat fee of 1%, through March 31, 1999. The Lit. 3,000 million loan from Mr. Bulgari was repaid in May 1999 by OAM S.p.A.

The loan was, however, not repaid to OAM S.p.A. by the Company on its expiration of March 31, 1999 and in July 1999, the Company agreed to issue a warrant to purchase 100,000 shares to OAM S.p.A. at a subscription price of $0.01 each on condition that OAM S.p.A. reduced the interest rate on this loan to 4% and maintained both this loan and collateral of Euro 2,050,000 deposited as security for a bank credit line of Moto Guzzi S.p.A. through March 31, 2000. The Company accounted for the fair value of the 100,000 shares issuable to OAM S.p.A. of Lit. 1,222 million as finance expense, which was amortized over the period for which OAM S.p.A. agreed to maintain in place its loans and funds deposited as collateral. OAM exercised this warrant in 2000 and continued to provide the financial support from the expiration on March 31, 2000 until the sale of Moto Guzzi operations in September 2000, without any additional expense.

ISSUANCE OF 5% DEBENTURES BY TRIDENT ROWAN AND LENDING OF PROCEEDS

On December 28, 1999, Trident Rowan issued US$ 6 million of 5% Convertible Debentures Due December 28, 2001 to provide funds for the Company and for its general corporate purposes. In connection with raising these funds, Trident Rowan also issued a US$250,000 5% Convertible Debenture to Emanuel Arbib, co-CEO of Trident Rowan and a Director of the Company, for his efforts in connection with such placement, and agreed to issue Trident Rowan 300,000 shares of Common Stock of the Company in connection with its efforts to place
the Debentures.  Such shares were issued in July 2000.   In June 2001 Mr.
Arbib accepted US$218,750 as payment in full on the US$250,000 in Debentures held by him. Trident Rowan also paid US$360,000 to an Italian intermediary and US$60,000 plus US$26,106 for legal expenses to Investec Ernst & Company. Mark Segall, a director of Trident Rowan is an officer of Investec Ernst & Company.

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000


6.  RELATED PARTY TRANSACTIONS - CONTINUED


ISSUANCE AND REDEMPTION OF SERIES B PREFERRED STOCK

On February 25, 2000, the Company issued 123,500 shares of a new Series B Preferred Stock to Fineco Sim S.p.A., an Italian institutional investor ("Fineco"), and affiliates of Fineco, TRG, OAM, S.p.A., and William Spier, a director of the Company through January 2002, and Wheatley Partners LP and Wheatley International Partners LP, each of which is an affiliate of Barry Fingerhut, a director of the Company through January 2002, for US$100 per share (an aggregate price of US$12,350,000). The Company closed on the sale of its operating subsidiaries on September 6, 2000 and in the last week of September 2000 it redeemed in full all outstanding shares of Series B Preferred Stock for a price equal to US$100 per share plus accrued dividends thereon, for a total of approximately US$ 12.6 million (approximately Lit. 28,300 million at the prevailing exchange rate). For further details on the issuance and redemption of the Series B Preferred Stock, see Note 4 above.

APRIL 14TH SHARE PURCHASE AGREEMENT

The Share Purchase Agreement providing for the sale of the Company's operating subsidiaries to Aprilia contained a condition that OAM (the holder of approximately 58% of the issued and outstanding shares of the Company's Class A common stock, and a subsidiary of TRG) agree to vote its capital stock for the sale, and by letter to Aprilia dated April 14, 2000, OAM agreed, among other things, to vote its shares for the sale.

In order to induce OAM to deliver its letter to Aprilia, the Company agreed with OAM and Trident Rowan by letter dated April 14, 2000 that, among other things, it would pay IMI's fees in connection with the sale. The April 14th letter was amended on June 8, 2000 to provide, among other things, that the Company would, as promptly as practicable after the closing of the sale, but in no event later than 90 days following the closing, hold a meeting of stockholders to consider and vote upon a proposal to liquidate all of the Company's assets and dissolve itself. The date for proceeding to propose a liquidation was subsequently extended by Trident Rowan and OAM to July 15, 2001. In connection with the Bion transactions described in Note 12 below, OAM and Trident Rowan released the Company from its obligations to proceed to
propose a liquidation.   In connection with the sale, Aprilia required the
terminations of certain of the Company's executives and further required that the Company pay all costs of such terminations. Accordingly, the Company agreed to pay severance to two of its directors, Mark S. Hauser and Howard E. Chase, and to Emanuel Arbib, one of its former directors, of US$169,500, US$51,400 and US$37,900, respectively, in exchange for termination of their employment and consulting agreements with the Company. The Company also paid Nick Speyer, the CFO of the Company, US$125,000 in connection with the termination of his employment agreement with the Company.

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000


6.  RELATED PARTY TRANSACTIONS - CONTINUED


CENTERPOINT LOAN TO TRIDENT ROWAN

Trident Rowan's 5% Convertible Debentures in an aggregate amount of US$6,250,000 were scheduled to come due in December 2001. In order to enable Trident Rowan to pay off the Debentures on favorable terms, and in consideration of Trident Rowan's and OAM's extension of the date for the Company to proceed to propose a liquidation to July 15, 2001, on June 13, 2001 the Company, Trident Rowan and OAM entered into the Centerpoint Loan Agreement wherein subject to the terms and certain conditions set forth therein the Company agreed to lend Trident Rowan US$4,200,000. On June 13, 2001 the Company made the Centerpoint Loan and on June 15, 2001 Trident Rowan paid the holders of US$6,000,000 of the Debentures US$4,207,500 in cash, which the Debenture holders accepted as payment in full on the Debentures (including past due interest), representing a 31.5% discount from their face value. The Centerpoint Loan bears interest at a rate of 5 % per annum, is repayable in full on the earlier of June 13, 2002 and the date on which the Trident Rowan causes or permits a liquidation of the Company, and is secured by the 300,000 shares of the Company's common stock currently owned by Trident Rowan. In connection with the Centerpoint Loan, OAM also entered into the OAM Guaranty wherein it guaranteed Trident Rowan's obligations under the Centerpoint Loan Agreement. OAM's liability under the OAM Guaranty is limited to the value of the 1,200,000 shares of the Company's common stock held by OAM.

Each of Mark S. Hauser and Nick Speyer is an officer or Director of OAM, which holds approximately 61% of the Company's Common Stock.

Each of the following directors and former directors of the Company is also an Officer or Director of Trident Rowan: Howard E. Chase, Mark S. Hauser, Gianni Bulgari and Emmanuel Arbib (former Director). Additionally, each of Mark Hauser, Gianni Bulgari and Emmanuel Arbib are principal stockholders of Trident Rowan.

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000


7.  INCOME TAXES

TAX RECONCILIATION TO CREDIT AT STATUTORY U.S. FEDERAL RATE

The effective provision for income taxes varied from the income tax credit calculated at the statutory U.S. federal income tax rate on losses from continuing operations as follows:

                                                Dec. 31        Dec. 31          Dec. 31           Dec. 31
                                                  1999          2000             1999              1998
                                                US $'000       Lit. m           Lit. m            Lit. m
                                               ----------   --------------   --------------   --------------
Computed tax credit at U.S. Federal rate            (524)          (1,079)                -                -
Losses and timing differences for which
 valuation allowance provided                        524            1,079                 -                -
                                               ----------   --------------   --------------   --------------
                                               $       -    Lit.         -   Lit.         -   Lit.         -
                                               =========    ==============   ==============   ==============

TAX LOSSES

At December 31, 2000 the Company had net operating loss carry-forwards for U.S. federal income tax purposes which expire as follows:

                                             Dec. 31         Dec. 31
                                               2000           2000
                                             US$'000         Lit. m
                                             -------      ------------
     2020                                      1,497             3,084
     2019                                      1,620             3,339
                                              ------      ------------
                                              $3,117      Lit.   6,424
                                              ======      ============

In addition to the operating loss above, the Company has a capital loss carry-forward of US $14,370,000 from the sale of the motorcycle operations. This loss can be carried forward to 2005.

DEFERRED TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances have been recorded for the deferred tax assets in respect of net operating loss carry forwards, above, as management believes it more likely than not that these assets will not be realized.

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000


8.  COMPREHENSIVE INCOME

Comprehensive income includes net income, translation difference from the conversion of balance sheets of non-Italian entities and accretion expense and related exchange differences related to its redeemable Series B preferred stock. The Company has chosen to disclose comprehensive income in the Consolidated Statements of Stockholders' Equity. Changes in components of accumulated other comprehensive income in the 3 years to December 31, 2000 are as follows.

                                               Accretion        Accumulated
                              Cumulative      expense and          other
                              translation   related exchange   comprehensive
                              difference       movements           income
                              -----------   ----------------   -------------

Balance January 1, 1998               225              -              225
Movement for period                   (68)             -              (68)
                                    -----         ------           ------
Balance January 1, 1999               157              -              157
Movement for period                   (24)             -              (24)
                                    -----         ------           ------
Balance January 1, 2000               133              -              133
Movement for period                   109         (3,062)          (2,953)
Redemption of Series B
 Preferred Stock                        -          3,062            3,062
                                    -----         ------           ------
Balance December 31, 2000             242              -              242
                                    =====         ======           ======

9.  EARNINGS/LOSS PER SHARE

The numerator for the calculation of loss per common share have been calculated as follows:

                             Dec .31      Dec. 31      Dec. 31      Dec. 31
                              2000          2000         1999         1998
                             $'000        Lit. m       Lit. m       Lit. m
                             -------      -------      -------      -------
Loss from continuing
 operations                   (1,497)      (3,084)           -            -
Series B Preferred
 Stock dividends                (528)      (1,089)           -            -
                             -------      -------      -------      -------
Loss from continuing
 operations attributable
 to common shareholders       (2,025)      (4,173)           -            -
                             =======      =======      =======      =======

Series B Convertible Preferred stock, issued and redeemed in 2000 - See Note 4
- was not dilutive.

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000


10.  STOCK OPTIONS

CLASS A WARRANTS TRADED ON THE OTC/BB MARKET UNDER THE TICKER "CPTXW"

On August 27, 1997, NAAC sold 800,000 units ("units") and 150,000 shares of Class B exchangeable common stock in a public offering. Each unit consisted of one share of the Company's Class A Common Stock and one Class A Warrant. Each Class A Warrant entitles the holder to purchase from the Company one share of Class A Common Stock at an exercise price of US$9.00; each share of Class B Common Stock entitled the holder to receive two units in exchange for each Class B share 90 days after the date of a business combination. The Class A Warrants expire in August 2002 and are redeemable, as a class, in whole and not in part, at a price of US$.05 per Warrant upon 30 days' notice at any time provided that the Company's stockholders have approved a business combination and the last sale price of the Class A Common Stock has been US$11.00 or higher for 10 of the trading days prior to the day on which the Company gives notice of redemption.

Also, as part of the Merger, certain directors of NAAC subscribed for 30,000 Class B options prior to the closing of the Merger. The 180,000 shares of Class B Common Stock were eliminated on the consummation of the Merger and each share of Class B Common Stock was converted to two shares of Class A Common Stock and two Class A Warrants, resulting in the issue of 360,000 Class A Warrants. The 1,160,000 Class A Warrants resulting from NAAC's public offering and the conversion of Class B Common Stock are traded on the OTC/BB market under the ticker "CPTXW."

UNDERWRITER WARRANTS AND OPTIONS AND OTHER NAAC OPTIONS AND WARRANTS PRIOR TO MERGER

In October 1996, NAAC granted options to purchase 133,333.3 units (units consisting of one share of Class A Common Stock and one Class A Warrant) to the Company's two then new directors and to a founder. The options are exercisable for a period of three (3) years from the date of a business combination at an exercise price of US$12.50 per unit. 50,000 of such options are held by David Mitchell, a director of the Company and the President and CEO since January 24, 2002.

The underwriters engaged by NAAC in its public offering received a warrant to purchase 80,000 shares of Class A Common Stock and 80,000 Class A Warrants, at an exercise price of US$11.00 per share and a warrant and to purchase 15,000 shares of Class B Common Stock for US$11.00 per share (the "Class B Warrant"). Pursuant to the elimination of Class B Common Stock on March 4, 1999, the Class B Warrant now entitles the holder to purchase 30,000 shares of Class A Common Stock and 30,000 Class A Warrants for an exercise price of US$5.50 for each unit consisting of one share of Class A Common Stock and one Class A Warrant.

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000


10.  STOCK OPTIONS - CONTINUED


OTHER WARRANTS

In connection with the Merger, the Company issued 800,000 "Nominal Warrants" to the Guzzi Corp. shareholders. Such warrants to subscribe to shares of Class A Common Stock would be exercisable at US$0.01 each only if the Company achieved certain operating income in 1999, or a revised target in 2000. In July 1999, OAM cancelled 100,000 of such warrants that it held in connection with agreements for providing ongoing financing to the Company and for which it received a separate warrant. The Company did not reach the operating income target in 1999 or 2000 and the nominal warrants have lapsed.

Upon closing of the Merger, the Company issued warrants to Allen & Company Incorporated and EBI Securities Corporation ("EBI") to purchase 315,000 shares of Class A Common Stock, and 35,000 shares of Class A Common Stock, respectively, each at an exercise price of $10.00 per share. The warrants may be exercised at any time prior to July 1, 2003.

In February 2000, the Board of Directors granted options to purchase 50,000 shares of the Company's Common Stock, at an exercise price of US$7.00 per share, to Dr. Peter Hobbins, who was a Director of the Company from March 1999 to July 1999. The options were exercisable immediately and for ten years following the date of grant. The options were issued in consideration of Mr. Hobbins' prior service to the Company as a Director.

On March 25, 1999, the Company issued a warrant to Elliott Broidy to purchase 25,000 shares of Class A Common Stock at an exercise price of US$9.00 per share. The warrant terminates on March 24, 2003. On March 31, 1999, pursuant to an investment banking agreement between the Company and EBI, the Company issued a warrant to EBI to purchase 225,000 shares of Class A Common Stock at an exercise price of US$9.00 per share. In connection with this agreement, EBI agreed to the cancellation of its 35,000 warrants referred to above.

As described in Note 6, in July 1999 the Company issued OAM a warrant to purchase 100,000 shares of Class A Common Stock at an exercise price of US$0.01 per share in consideration for financing provided by OAM. The warrant was exercised in 2000.

STOCK OPTION PLAN

On July 23, 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan") and the 1998 Plan for Outside Directors. Both Option Plans were subject to stockholder approval and consummation of the Merger which duly occurred in March 1999.

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000


10.  STOCK OPTIONS - CONTINUED


The 1998 Plan provides for the grant of options to purchase up to an aggregate of 1,250,000 shares of the Company's Common Stock to be made to employees, officers, directors and consultants of the Company and its subsidiaries after the Merger. The 1998 Plan provides both for incentive stock options ("Incentive Options"), and for options not qualifying as Incentive Options ("Non Qualified Options"). The Company's Board or the Committee will determine the exercise price for each share of the Company's Common Stock purchasable under an Incentive or Non Qualified Option (collectively "Options"). The exercise price of a Non Qualified Option may be less than 100% of the fair market value on the last trading day before the date of the grant. The exercise price of an Incentive Option may not be less than 100% of the fair market value on the last trading day before the date of grant (or, in the case of an Incentive Option granted to a person possessing at the time of grant more than 10% of the total combined voting power of all classes of stock of the Company, not less than 110% of such fair market value). Options may only be granted within a ten-year period which commenced on July 23, 1998 and Incentive Options may only be exercised within ten years of the date of the grant (or within five years in the case of an Incentive Option granted to a person who, at the time of the grant, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or of its parent or any subsidiary). Options to purchase an aggregate of 255,000 shares of Class A Common Stock at an exercise price of US$10.8675 were issued to certain officers (directors in their capacity as management) of the Company at the closing of the Merger. Options to purchase an aggregate of 625,000 shares at an exercise price of US$9.50 were approved by the Board of Directors on March 8, 1999 for grant to operational management employees, though none of these options were ever granted.

The 1998 Plan for Outside Directors provides for the grant of non-incentive options to purchase up to an aggregate of 400,000 shares of the Company's Class A Common Stock, to the non-employee directors of the Company, each grant to be on the effective date of the Merger and on each January 2, beginning January 2, 2000, of options to purchase 12,500 shares of Company's Class A Common Stock. The options will expire upon the earlier of ten years following date of grant or three months following the date on which the grantee ceases to serve as a director. Options to purchase an aggregate of 100,000 shares of Class A Common Stock at an exercise price of US$10.8675 were granted to directors on the closing of the Merger. On January 3, 2000, 12,500 options with an exercise price of US$3.719 were issued to each of the four Outside Directors under this Plan.

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000


10.  STOCK OPTIONS - CONTINUED


The following is a summary of options outstanding under the plans.

                                    December 31, 2000      December 31, 1999
                                   -------------------    -------------------
                                              Weighted               Weighted
                                              Average                Average
                                   Shares     Exercise    Shares     Exercise
                                   (000)'s    Price       (000)'s    Price
                                   -------    --------    -------    --------
Outstanding, January 1                 355    $10.87            -           -
Granted                                100    $ 5.36          355      $10.87
Exercised                                -         -            -           -
Forfeited or exchanged                 (55)   $10.87            -           -
                                       ---    ------          ---      ------
Outstanding, December 31               400    $ 9.49          355      $10.87
                                       ===    ======          ===      ======
Options Exercisable, December 31       400    $ 9.49          355      $10.87
                                       ===    ======          ===      ======


              Stock Options Outstanding      Stock Options Exercisable
           ------------------------------    -------------------------
                                Weighted
                     Weighted   Average                   Weighted
Range of             Average    Remaining                 Average
Exercise   Shares    Exercise   Contractual   Shares      Exercise
Price      (000)'s   Price      Life          (000)'s     Price
--------   -------   --------   -----------   -------     ---------
$10.87        300     $10.87    8.18 years       300        $10.87
$ 7.00         50     $ 7.00    9.15 years        50        $ 7.00
$ 3.72         50     $ 3.72    9    years        50        $ 3.72
              ---     ------                     ---        ------
              400     $ 9.49                     400        $ 9.49

EARNINGS PER SHARE

As the Company has incurred losses from continuing operations in 2000 and had no earnings from continuing operations in 1999 all warrants and options described above are considered antidilutive. No options and warrants were issued prior to 1999. The potentially dilutive effects of outstanding options and warrants in 2000 and 1999 is summarized below:

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000


10.  STOCK OPTIONS - CONTINUED


                                                   2000           1999
                                                 ---------      ---------
Weighted average number of common shares
  outstanding during the year                    5,796,106      5,174,481
OAM warrant                                              -         41,860
NAAC underwriter warrants                                -         10,511
                                                 ---------      ---------
                                                 5,796,106      5,226,852
                                                 =========      =========

ACCOUNTING FOR STOCK OPTIONS

The Company has elected the disclosure-only provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation" and applies APB Opinion No. 25 and related interpretations in accounting for their stock option plans.

If the Company had elected to recognize compensation cost based on the fair value of awards of options and warrants at grant dates, the pro forma net loss from operations and loss per share for 1999 would have been Lit. 24,970 million (US$12,978,000) and Lit. 4,826 (US$2.51) per share. The fair value of
options issued in 2000 would not have been significant.   The fair value of
the Company's warrants and options for 1999 was estimated based on the trading price of the Class A Warrants. The Company believes that due to the brief trading history of the Company's shares that this basis of estimate approximates that which would be obtained using Black-Scholes or other option pricing models.

11.  FINANCIAL INSTRUMENTS

The Company does not enter into foreign exchange contracts in the normal course of its operating activities. The Company has not hedged against foreign exchange risk on its marketable securities, which are denominated in Euro.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments.

CASH AND CASH EQUIVALENTS: the carrying amount of cash and cash equivalents reported by the Company approximates their fair value.

FIXED INTEREST MARKETABLE SECURITIES: fair value for marketable quoted securities is based on market price and for non-marketable securities, is estimated using discounted cash flow analysis based on similar investments available as at the balance sheet date. There are no significant differences between fair value and carrying value.

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000


12.  SUBSEQUENT EVENTS

LOAN TO TRG INC

On June 13, 2001 the Company, TRG and OAM entered into the TRG Loan Agreement wherein subject to the terms and certain conditions set forth therein the Company agreed to lend TRG US$4,200,000. The loan bears interest at a rate of 5% per annum, was repayable in full on the earlier of June 13, 2002 and the date on which TGR causes or permits a liquidation of the Company, and was secured by the 300,000 shares of the Company's common stock currently owned by TRG. In connection with the TRG loan, OAM also entered into the OAM Guaranty wherein it guaranteed TRG's obligations under the TRG Loan Agreement. OAM's liability to the Company under the OAM Guaranty is limited to the value of 1,200,000 of the Centerpoint shares owned by OAM. The TRG Promissory Note was used by the Company as partial consideration in its acquisition of the Bion shares (see below), and in Bion's acquisition of the Company's shares from OAM, each of which is described below.

APRILIA CLAIMS UNDER THE SHARE PURCHASE AGREEMENT; PAYMENT BY IMI; REQUEST FOR ARBITRATION

On June 2001 Aprilia's legal counsel sent a letter to Centerpoint which alleged that it had various claims under the Share Purchase Agreement aggregating approximately Lit. 9,600 million. On July 13, 2001 Centerpoint's Italian counsel sent a letter to Aprilia's counsel contesting all of the Alleged Claims.

On July 13, 2001 Aprilia requested that IMI, the escrow agent under the Escrow Agreement, pay them Lit. 7,611 million in respect of the Alleged Claims. On July 26, 2001, in spite of being aware of Centerpoint contesting of each of the Alleged Claims and its intention to seek arbitration, IMI advised Centerpoint that it had paid Lit. 7,611 million from the escrow account to Aprilia in respect of the Alleged Claims.

Pursuant to the Share Purchase Agreement and Escrow Agreement, which provides that disputes among the parties be arbitrated, the Company filed with the International Chamber of Commerce a Request for Arbitration in Accordance with
Article 4 of the ICC Rules of Arbitration relating to the Alleged Claims and the payment by IMI and requesting restitution of the funds paid to Aprilia. The Arbitration committee was constituted on November 16, 2001.

DISPUTE OVER IMI FEE

At the September 7, 2000 closing of the sale of the subsidiaries, in accordance with an invoice previously submitted to them by IMI, but without the prior approval, knowledge or consent of the Company, IMI was paid Lit. 11,401 million, in respect of fees and expenses claimed by IMI to be due it under its engagement letter with TRG and OAM. Since early July 2000, the Company and TRG have disputed IMI's interpretation of the calculation of the fee due it under its engagement letter, following initial indication by IMI of its basis of calculation.

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000


12.  SUBSEQUENT EVENTS - CONTINUED


On February 11, 2002 the Company brought a suit against IMI before the Civil Section of the Court of Milano, seeking reimbursement of Lit. 8,766 million (approximately US$4,253,000) of the Lit. 11,401 million (US$5,532,000) paid to IMI at the closing. The first hearing in the case is scheduled for May 27, 2002 and as at March 11, 2002 IMI has not yet filed its defenses.

BION TRANSACTION - CHANGE OF CONTROL OF THE COMPANY

In December 2001, the Board of the Company met to evaluate the alternative strategies and investments available to the Company. Investec Ernst & Co., who had been hired in June 2001 to assist in this process, presented to the Board their conclusions on a number of potential investments. After review of the possible investments, the Board resolved to approve the acquisition of 19,000,000 shares of Bion Environmental Technologies, Inc., a publicly held Colorado corporation ("Bion"). Bion is an environmental service company focused on the needs of confined animal feeding operations. Bion is engaged in two main areas of activity: waste stream remediation and organic soil and fertilizer production. Bion's waste remediation service business provides confined animal feeding operations (primarily in the swine and dairy industries) with treatment for the animal waste outputs. In this regard, Bion treats their entire waste stream in a manner which cleans and reduces the waste stream thereby mitigating pollution of the air, water (both ground and surface) and soil, while creating value-added organic soil and fertilizer products. Bion's soil and fertilizer products are being used for a variety of applications including school athletic fields, golf courses and home and garden applications.

On January 15, 2002, the Company closed the transaction with Bion by purchasing 19,000,000 shares of restricted stock of Bion in exchange for approximately US$8.5 million in cash (substantially all of the Company's cash), the US$4.2 TRG Promissory Note (including accrued interest), and the assignment of 65% of the Company's claims with respect to the escrow accounts and claims against IMI. Unrestricted stock of Bion is traded on the OTC/BB market under the ticker "BION".

Immediately upon consummation of this transaction, Bion purchased a 57.7% majority interest in the Company from OAM. The total consideration paid by Bion consisted of (i) US$3,700,000 in cash, (ii) the assignment of the US$4.2 million TRG Promissory Note (including accrued interest) and related loan guarantees, (iii) the assignment of the 65% interest in the Company's claims with respect to the escrow accounts and claims against IMI, (iv) the issuance of 1,000,000 shares of Bion's common stock, and (v) the issuance of a warrant to acquire 1,000,000 shares of Bion's common stock at a price of US$0.90, with expiration date of January 10, 2007.

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000


12.  SUBSEQUENT EVENTS - CONTINUED


Under the Subscription Agreement and related Registration Rights Agreement, Bion agreed among other things (i) file a with SEC a Registration Statement with respect to the Bion Shares, as soon as practicable, and within 90 days of the Company's filing with the SEC of its December 31, 2001 Form 10-K, and to use its best efforts to cause such Registration Statement to be declared effective as soon as practicable thereafter, (ii) to use its best efforts to cause the Bion Shares to be distributed to the Company's common stockholders in a tax efficient manner in accordance with applicable law, and (iii) to use its best efforts to hold an Annual Meeting of Bion Shareholders during 2002, in accordance with its by-laws and applicable law. It is expected that the distribution will occur during the second half of calendar 2002. When that distribution occurs, approximately 11,000,000 of Bion's shares will be distributed back to Bion. Bion has advised the Company that it intends to cancel such shares.

On March 14, 2002, the Company and Bion entered in an agreement effective January 15, 2002 where the Company will pay $12,000 a month for management services, support staff and office space. In addition, Bion will advance to the Company sums needed to cure its delinquencies with the SEC, distribute Bion shares to its shareholders, to locate and acquire new business opportunities and for on-going expenses. Bion shall have no obligation to make any advances in excess of $500,000. All sums due Bion shall be evidenced by a convertible revolving promissory note. As additional consideration, Bion shall receive a warrant to purchase 1,000,000 shares of the Company's common stock at $3.00 per share until March 14, 2007.

David Mitchell, a director of the Company, is the Chairman, President, Board member and a principal stock and warrant holder of Bion. Additionally a portion of the proceeds of the Bion Investment were used to pay off US$718,485 of indebtedness of Bion owed to Mr. Mitchell.

On January 24, 2002, David Mitchell was elected as the Company's President and CEO. David Mitchell is a founder, stockholder, option holder, former CEO of the Company and currently is the only director of the Company.

Following the Bion Investment and Bion acquisition of Centerpoint Shares, all of the Company's directors, other than David Mitchell, resigned from their positions on the Company's Board of Directors. Bill Spier, one of the Company's Directors until he resigned on January 24, 2002, sits on Bion's advisory board. On January 21, 2002, Howard Chase, a director of the Company until he resigned on January 15, 2002, joined the Board of Directors of Bion.

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
Schedule II - Valuation and Qualifying Accounts


              Col. A                  Col. B               Col. C          Col. D       Col. E
----------------------------------   ----------   ---------------------   ----------   ---------
                                                                 (2)
                                                     (1)       Charged
                                     Balance at   Charged to   to other                Balance
                                     beginning    costs and    accounts   Deductions   at end of
            Description              of period    expenses     describe   describe     period
----------------------------------   ----------   ----------   --------   ----------   ---------
In millions of Italian Lire

Year ended December 31, 2000

 Deducted from asset accounts:
  Allowance for escrow receivables        -         9,375 (a)      -          -          9,375
                                        -----       -----         ----       ----        -----
                                          -             -          -          -          9,375
                                        =====       =====         ====       ====        =====

In thousands of U.S. Dollars

Year ended December 31, 2000

Deducted from asset accounts:
 Allowance for escrow receivables         -         4,549 (a)      -          -          4,549
                                        -----       -----         ----       ----        -----
                                          -         4.549          -          -          4,549
                                        =====       =====         ====       ====        =====
________________


(a) Full allowance was made for escrow receivables from Aprilia in accounting for the sale of the
Company's Moto Guzzi subsidiaries, thus charging such amounts against the gain on sale included in the income statement.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CENTERPOINT CORPORATION



April 10, 2002                       By:/s/ David Mitchell
                                        David Mitchell
                                        President and CEO



April 10, 2002                       By:/s/ David Fuller
                                        David Fuller
                                        Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.


April 10, 2002                          /s/ David Mitchell
                                        David Mitchell, Director




































                               INDEX TO EXHIBITS

                           (Items 14(a)(3) and 14(c))


Exhibit No.       Description
-----------       -----------

    3.1 Amended and Restated Certificate of Incorporation of the Company, as amended (Incorporated herein by reference to the Registrant's Registration Statement on Form SB-2 (File No. 33-80647) declared effective August 22, 1997)

    3.2 Amended and Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Annex IV to the Registrant's Form S-4 dated February 4, 1999, as amended (File No. 333-65267))

    3.3 Alternative Form of Article Fourth of the Amended and Restated Certificate of Incorporation to Effectuate the Class B Recapitalization (Incorporated herein by reference to Annex VII to the Registrant's Form S-4 dated February 4, 1999, as amended (File No. 333-65267))

    3.4 Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 3.4 to the Regis-trant's Form 10-K for the year ended December 31, 1999)

    3.5 Amended and Restated By-laws of the Company (Incorporated herein by reference to Exhibit 3.3 to the Registrant's Form S-4 dated February 4, 1999, as amended (File No. 333-65267))

   10.1 Employment Agreement dated March 4, 2000 by and between the Company and Mark S. Hauser (Incorporated by reference to
                  Exhibit 10.1 to the Registrant's Form 10-K for the year ended December 31, 1999)

   10.2 Consulting Agreement with Emanuel Arbib dated March ___, 1999 (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-K for the year ended December 31, 1999)

   10.3 Consulting Agreement with Howard E. Chase dated March ___, 1999 (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-K for the year ended December 31, 1999)

   10.4 Consulting Agreement with David J. Mitchell dated as of March 2, 1999 (Incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-K for the year ended December 31,
                  1999)

   10.5 Consulting Agreement with Como Consultants Limited dated as of March 2, 1999 (Incorporated by reference to Exhibit
                  10.5 to the Registrant's Form 10-K for the year ended December 31, 1999)

   10.6 1998 Non-Qualified Stock Option Plan (Incorporated herein by reference to Annex V to the Registrant's Form S-4 dated February 4, 1999, as amended (File No. 333-65267)) *

   10.7 1998 Plan for Outside Directors (Incorporated herein by reference to Annex IV to the Registrant's Form S-4 dated February 4, 1999, as amended (File No. 333-65267)) *





   10.8 Form of Class A Common Stock Warrant (Incorporated herein by reference to Exhibit 4.5 to the Registrant's Form S-4 dated February 4, 1999, as amended (File No. 333-65267))

   10.9 Form of Nominal Warrant (Incorporated herein by reference to Annex III to the Registrant's Form S-4 dated February 4, 1999, as amended (File No. 333-65267))

   10.10 Agreement and Plan of Merger dated August 18, 1998 by and between Moto Guzzi Corp. and North Atlantic Acquisition Corporation (Incorporated herein by reference to Annex I to the Registrant's Form S-4 dated February 4, 1999, as amended (File No. 333-65267))

   10.11 First Amendment dated December 3, 1998 to Agreement and Plan of Merger dated August 18, 1998 by and between Moto Guzzi Corp. and North Atlantic Acquisition Corporation (Incorporated herein by reference to Annex I to the Registrant's Form S-4 dated February 4, 1999, as amended (File No. 333-65267))

   10.12 Preliminary Share Sale and Purchase Agreement dated as of April 14, 2000 by and between the Company and Aprilia S.p.A. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K dated April 14, 2000)

_______________

* Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.