Form 10-Q
period 2001-03-31
CENTERPOINT CORP
filed 2002-04-19
CIK 1004650

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2001

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________  to  ________________

                      Commission file number - 000-22813

                           CENTERPOINT CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Delaware                              13-3853272
 -------------------------------       ------------------------------------
 (State or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or organization)

            18 East 50th St. 10 Floor New York, New York 10022
            --------------------------------------------------
            (Address of principal executive offices - Zip code)

Registrant's telephone number, including area code:  (212) 758-6622

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

                     Yes ___       No X

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

Common stock, par value $.01 per share, 6,005,339 shares outstanding as of April 9, 2002.

                           TABLE OF CONTENTS

                                                                        Page

Part I - Financial Information                                             2

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS                            3

ASSETS                                                                     3

LIABILITIES                                                                3

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS                            4

COMPREHENSIVE INCOME/(LOSS)                                                5

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW                   6

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                    7-12

Item 2. Management's  Discussion and Analysis of Financial Condition
        and Results of Operations                                      13-14

Part II - Other Information                                               15

Item 1.   Legal Proceedings                                               15

Item 2.   Changes in Securities                                           16

Item 3.   Defaults Upon Senior Securities                                 16

Item 4.   Submission of Matters to a Vote of Security Holders             16

Item 5.   Other Information                                               16

Item 6.   Exhibits and Reports on Form 8-K                                16

SIGNATURES                                                                17

CENTERPOINT CORPORATION
March 31, 2001

Part I - Financial Information

CENTERPOINT CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS
March 31, 2001

                                                   Mar. 31        Mar. 31         Dec. 31
                                                    2001            2001           2000
ASSETS                                             US$'000         Lit. m         Lit. m

Cash and cash equivalents                         $ 1,151    Lit.  2,536    Lit.  2,411
Short-term marketable securities held to
 maturity, at cost                                 12,872         28,351         28,351
Prepaid expenses                                       57            125            154
                                                  -------         ------         ------
TOTAL CURRENT ASSETS                               14,080         31,012         30,916
                                                  -------         ------         ------
TOTAL ASSETS                                      $14,080    Lit. 31,012    Lit. 30,916
                                                  =======         ======         ======

LIABILITIES

Accounts payable                                        9             19             91
Amounts due to related and affiliated parties         106            233            390
Accrued expenses and other payables                   189            418            361
                                                  -------         ------         ------
TOTAL CURRENT LIABILITIES                             304            670            842
                                                  -------         ------         ------
SHAREHOLDERS' EQUITY                               13,776         30,342         30,074

Common stock, par value $0.01 per share:
  Authorised 20,250,000 shares;
  5,999,089 (2000 - 5,999,089) shares outstanding      49            108            108

Additional paid-in capital                         18,393         40,510         40,510
Accumulated other comprehensive income                115            254            242
Accumulated deficit                                (4,781)       (10,530)       (10,786)
                                                  -------         ------         ------
LIABILITIES & SHAREHOLDERS' EQUITY                $14,080    Lit. 31,012    Lit. 30,916
                                                  =======         ======         ======

Note:     The balance sheet as at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.




                See Notes to Consolidated Financial Statements

CENTERPOINT CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
3 Months ended March 31, 2001 and 2000


                                                    Mar. 31          Mar. 31           Mar. 31
                                                      2001             2001             2000
                                                    US $'000          Lit. m           Lit. m

Interest income                                    $      162    Lit.      356    Lit.        -
Selling, general and administrative expenses              (45)            (100)               -
                                                   ----------        ---------        ---------
Profit from continuing operations                         117              256                -
Discontinued operations:
  Loss from disposed motorcycle operations
    (after tax of Lit. 92) (US$ 42)                         -                -          (3,494)
                                                   ----------        ---------        ---------
Net profit/(loss)                                         117              256          (3,494)

Preferred stock dividends                                   -                -            (168)
                                                   ----------        ---------        ---------
Profit/(loss) attributable to common shareholders  $      117    Lit.      256    Lit.   (3,662)
                                                   ==========        =========        =========

BASIC EARNINGS/(LOSS) PER SHARE:   US $   Lit.   Lit.

Continuing operations                              $     0.02    Lit.       43    Lit.      (30)
Discontinued operations                            $        -    Lit.        -    Lit.     (625)

DILUTED EARNINGS/(LOSS) PER SHARE:

Continuing operations                              $     0.02    Lit.       43    Lit.      (30)
Discontinued operations                            $        -    Lit.        -    Lit.     (625)

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING DURING THE PERIOD

Basic                                               5,999,089        5,999,089        5,589,089
                                                   ==========        =========        =========
Diluted                                             5,999,089        5,999,089        5,688,858
                                                   ==========        =========        =========









               See Notes to Consolidated Financial Statements

CENTERPOINT CORPORATION
UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY/(DEFICIT); AND COMPREHENSIVE INCOME/(LOSS)
March 31, 2001

                                                              Accumulated
                                                  Additional     Other                   SHARE-
                                 Common Stock       Paid-In  Comprehensive  Accumulated  HOLDERS  Comprehensive
                                Shares     Amount   Capital      Income       Deficit    EQUITY   Income/(Loss)

At January 1, 2001      Lit.m  5,999,089     108     40,510         242      (10,786)    30,074

Net profit                             -       -          -           -          256        256         256
Translation adjustment                 -       -          -          12            -         12          12
                               --------------------------------------------------------------------------------
At March 31, 2001       Lit.m  5,999,089     108     40,510         254      (10,530)    30,342         268
                               ================================================================================
At March 31, 2001       $'000                  49    18,393         115       (4,781)    13,776         122
                               ================================================================================

Accumulated Other Comprehensive Income relates to translation differences from the conversion of Balance Sheets of non-Italian entities.









                 See Notes to Consolidated Financial Statement

CENTERPOINT CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
March 31, 2001

                                                       Mar. 31        Mar. 31    Mar. 31
                                                        2001           2001       2000
                                                       US $'000       Lit. m     Lit. m

Net profit from continuing operations                  $  117    Lit.   256   Lit.     -

Adjustments to reconcile net loss to net
 cash used by operating activities:
  Other operating activities                                1             3          (32)

Changes in operating assets and liabilities:
 Related party receivables                                  -             -          108
 Prepaid expenses                                          18            38           21
 Accounts payable and accrued expenses                    (21)          (43)        (829)
 Related party payables                                   (80)         (176)          74
                                                       ------         -----       ------
Net cash (used in)/provided by operating activities        35            78         (658)
                                                       ------         -----       ------
Financing activities
 Proceeds from issuance of preferred stock                  -             -       18,329
                                                       ------         -----       ------
Net cash provided by financing activities                   -             -       18,329
                                                       ------         -----       ------
Increase in cash from continuing activities                35            78       17,671

Net cash (used in)/provided by discontinued
  motorcycle operations                                     -             -      (16,454)

Exchange movement on opening cash                          21            47            -

Cash, beginning of period                               1,095         2,411            3
                                                       ------         -----       ------
Cash, end of period                                    $1,151    Lit. 2,536   Lit. 1,220
                                                       ======         =====       ======

Supplemental information on non-cash activities

Advances to the Company, made in 1999, in an aggregate amount of $1.25 million (Lit. 2,479 million at the then prevailing exchange rate) by Wheatley Partners, LP and Wheatley Foreign Partners, LP (each of which is an affiliate of Barry Fingerhut, a Director of the Company) and William Spier, a director of the Company and a US$ 1.6 million (Lit. 3,174 million) loan due to OAM, respectively, were applied to subscribe to the Company's Series B preferred stock on February 25, 2000.

The Company issued 10,000 shares with a fair value of Lit. 91 million in connection with its purchase of the 75% of MGI Motorcycle GmbH that it did not already own. MGI Motorcycle GmbH was disposed as part of the sale of motorcycle operations.

                        See Notes to Financial Statements

CENTERPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

1.     Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For a summary of the Registrant's accounting principles, and other footnote information, reference is made to the Form 10-K, dated March 15, 2002. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All of such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

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

On August 18, 1998, the Company and Trident Rowan Group, Inc. ("TRG") entered into a definitive agreement and plan of merger and reorganization, as amended (the "Merger Agreement"), pursuant to which Moto Guzzi Corp. merged with and into the Company, with the Company as the surviving corporation (the "Merger"). Prior to the Merger, TRG and its majority-owned subsidiary, OAM S.p.A. ("OAM"), together owned all the outstanding common stock of Moto Guzzi Corp. The Merger, which occurred on March 5, 1999, was treated as a reverse acquisition of the Company. Following the Merger, the Company changed its name to Moto Guzzi Corporation, adopted the December 31 financial reporting year of Moto Guzzi Corp. and financial statements are prepared using the accounting principles of Moto Guzzi Corp.

In September 2000, the Company sold all its operating subsidiaries to Aprilia S.p.A. and changed its name to Centerpoint Corporation.

The primary financial statements are shown in Italian lire because all of the Company's material operating entities were based and operated in Italy. At March 31, 2001 the Company's freely available cash and other significant assets were all denominated in lire (or euros). The Company will evaluate if its functional currency will continue to be the lire, based on decisions to be taken as to its future activities. Translation of lire amounts into U.S. Dollar amounts is included solely for the convenience of the readers of the financial statements and has been made at the rate of Lire 2,202 to U.S. $1, the approximate exchange rate at March 31, 2001. It should not be construed that the assets and liabilities, expressed in U.S. dollar equivalents, can actually be realized in or extinguished by U.S. dollars at that or any other rate.

2.     Earnings/(Loss) from continuing operations per share

The numerator for the calculation of earnings/(loss) per common share have been calculated as follows:

                                                Three months ended
                                             Mar 31   Mar 31   Mar 31
                                              2001     2001     2000
                                             $'000    Lit. m   Lit. m

Profit from continuing operations              117       256        -
Preferred Stock dividends                        -         -     (168)
                                             -----     -----    -----
Earnings (Loss) from continuing operations
 attributable to common shareholders           117       256     (168)
                                             =====     =====    =====

3.     Outstanding Claims

Aprilia Claims under the Share Purchase Agreement; Request for Arbitration

Pursuant to the terms, and subject to the conditions, of the Share Purchase Agreement and the Escrow Agreement relating to the sale of Moto Guzzi's operating subsidiaries, Lit. 9,375 million of the proceeds of the sale were placed into escrow.

By letter dated December 21, 2000, legal counsel for Aprilia filed a claim against Centerpoint under the Share Purchase Agreement alleging (i) that it had failed to receive a resignation and release from Mr. Roeth, an executive and director of MGI Motorcycle GmbH, a subsidiary of the Company before the sale to Aprilia, and (ii) that the campaign recall with respect to certain Moto Guzzi motorcycles was more critical than that forecast in the Management Date Financial Statements and August 3, 2000 letter. By letter dated February 5, 2001 Centerpoint's Italian legal counsel responded to the December 21, 2000 letter specifically denying the alleged claims and requesting that the parties meet to negotiate a release of the escrow funds, as provided for in the August 3, 2000 letter.

On June 4, 2001 Aprilia's legal counsel sent a letter to Centerpoint which reiterated the claims in its December 21, 2000 letter and alleged the following: (i) that the cost of the recall campaign was estimated by Aprilia to be approximately Lit. 4,500 million, which exceeded the Management Date Financial Statement amount with respect to the recall campaign by Lit. 2,676 million, (ii) that technical problems related to various motorcycles were likely to cost Aprilia approximately Lit. 5,308 million, and that such technical problems had not been disclosed to Aprilia in connection with the sale of the Moto Guzzi operations to Aprilia, and that Aprilia was entitled to reimbursement of such costs, (iii) that Aprilia was entitled to reimbursement of Lit. 148.5 million incurred by Aprilia in connection with the termination of Mr. Roeth, an executive of MGI Motorcycle GmbH, (iv) that Aprilia was entitled to reimbursement of Lit. 378 million in respect of unjustified credit notes issued by MGI Motorcycle GmbH in favor of dealers and distributors, and
(v) that breaches of accounting principles by Moto Guzzi North America entitled it to claims against Centerpoint in the amount of Lit. 1,100 million (collectively with (i), (ii), (iii) and (iv), the "Alleged Claims").

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

Dispute with IMI Regarding its Fee

IMI, the Company's investment adviser in connection with the sale of the motorcycle operations to Aprilia, acted as fiduciary for the closing. At the Closing, but without the prior approval, knowledge or consent of the Company, IMI was paid Lit. 11,401 million, in respect of fees and expenses claimed by IMI to be due it under its engagement letter with TRG and OAM. Since early July 2000, the Company and TRG have disputed IMI's interpretation of the calculation of the fee due it under its engagement letter, following indication by IMI of its basis of calculation. The dispute relates to the respective interpretations of the Company, TRG and IMI of the term "Total Transaction Value" as that term is used in the engagement letter. Since that time, the Company and TRG discussed and sought to negotiate with IMI concerning its alleged amount of the fee. IMI refused to engage in negotiations and did not present any calculation of the fee to the Company or TRG prior to the closing. After the closing and actual payment to IMI of the alleged fee, IMI then presented a calculation and an invoice to the Company for fees and expenses alleged by IMI to be due it under the engagement letter in the amount of Lit. 11,401 million. In addition to disputing the amount of the fee paid to IMI, the Company believes that IMI had no right to cause its fee to be deducted from the sale proceeds, as the Company was not a party to the engagement letter, and did not consent to any such deduction. On February 11, 2002 the Company brought a suit against IMI before the Civil Section of the Court of Milano, seeking reimbursement of Lit. 8,766 million (approximately US$4,253,000) of the Lit. 11,401 million (US$5,532,000) paid to IMI at the closing. The first hearing in the case is scheduled for May 27, 2002 and as at March 11, 2002 IMI has not yet filed its defenses.

4.     Subsequent Events

Loan to TRG Inc

On June 13, 2001 the Company, TRG and OAM entered into the TRG Loan Agreement wherein subject to the terms and certain conditions set forth therein Centerpoint agreed to lend TRG US$4,200,000. The loan bears interest at a rate of 5 % per annum, is repayable in full on the earlier of June 13, 2002 and the date on which TRG causes or permits a liquidation of the Company, and was secured by the 300,000 shares of the Company's common stock currently owned by the TRG and 1,200,000 of the shares of Centerpoint common stock owned by OAM. In connection with the TRG Loan, OAM also entered into the OAM Guaranty wherein it guaranteed TRG's obligations under the TRG Loan Agreement. OAM's liability to the Company under the OAM Guaranty is limited to the value of the Company's shares pledged by OAM, as that term is used in the OAM pledge agreement. The TRG Promissory Note was used by the Company as partial consideration in its acquisition of the Bion shares (see below), and in Bion's acquisition of the Company's shares from OAM, each of which is described below.

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

On January 15, 2002, the Company closed the transaction with Bion by purchasing 19,000,000 shares of restricted stock of Bion in exchange for approximately US$8.5 million in cash (substantially all of the Company's cash), the US$4.2 million TRG Promissory Note (including accrued interest), and the assignment of 65% of the Company's claims with respect to the escrow accounts and claims against IMI. Unrestricted stock of Bion is traded on the OTC/BB market under the ticker "BION".

The 65% of the claims that were assigned to Bion from Centerpoint are Centerpoint claims against Aprilia, S.p.A., an Italian corporation, the purchaser of Centerpoint's motorcycle operations ("Aprilia") and Banca di Intermediazione Mobiliare IMI S.p.A., an Italian corporation ("IMI"), the investment banker for Centerpoint in the transaction. The Aprilia claim is for funds paid to Aprilia, though disputed by the Company, from an escrow account set up for contingent liabilities for the sale of the motorcycle operations. The claim against IMI is with regard to a dispute in calculating the fee they received as investment banker in the sale of the motorcycle operations to Aprilia. The total of these two claims is approximately $7,945,000. The 65% that Bion received for the sale of its shares of common stock to Centerpoint was valued in the Bion transaction at $2,487,000. This represents a 52% discount from the full amount of the claim for an aggregate discounted value of $3,826,000. The $3,826,000 value ascribed to the claim was arrived at through an internal allocation made by Bion management based on its own evaluation of the relevant facts and circumstances and its review of a fairness opinion that was provided by an investment banking firm with regard to the transaction as a whole, and there is no assurance that this, or any, amount will ever be recovered. Bion utilized the 65% claim with a deemed value of $2,487,000 as part of the consideration paid to OAM for the purchase of 57.7% of Centerpoint's common stock. Centerpoint retained 35% of these claims. While these claims are carried on Centerpoint's books at $0 value at March 31, 2001, Centerpoint booked a gain of $2,487,000 for the sale of 65% of the claim at January 15, 2002, and will evaluate the value of the remaining 35% of the claim for the first quarter ending March 31, 2002 financial statements.

It should be noted that court and arbitration hearings in respect of the claims are scheduled for the first half of 2002 and such hearings may provide better indications as to the likely value of the claims before Bion's fiscal year end at June 30, 2002.

In addition, an escrow account that was set up for contingent liabilities for the sale of the motorcycle operations and eventual rights to the balance of these funds amounting to approximately $875,000 is valued on Centerpoint's books as $0. No value was ascribed to any potential claims for funds held in this escrow account as it was not considered at the time negotiations took place.

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

CENTERPOINT CORPORATION

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Three Months Ended March 31,                        2001      2000
                                                   Lit. m    Lit. m

Interest income                                       356         -
Selling, general and administrative expenses         (100)        -
                                                    -----    ------
Net profit from continuing operations
  before income taxes                                 256         -
Discontinued operations:
  Loss from discontinued operations                     -    (3,494)
Preferred Stock dividends                               -      (168)
                                                    -----    ------
Net profit attributable to common shareholders        256    (3,662)
                                                    =====    ======

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

The Company has recorded interest income of Lit. 356 million principally on Euro denominated fixed interest securities and selling general and administrative expenses of Lit. 100 million principally in respect of compliance costs on continuing operations for the three months ending March
31, 2001.    In the corresponding period in 2000, the Company had no income or expenses from continuing operations as all its activities related to the disposed motorcycle business.

In the first quarter of 2001 the Company has no profit or loss for the discontinued motorcycle operations. In the comparison first quarter of 2000, losses from the discontinued motorcycle operations were Lit. 3,494 million.

Liquidity and Financial Resources

The Company has Lit. 30.887 billion in cash and marketable securities of which Lit. 28.4 billion of the cash is invested in short-term fixed interest securities denominated in Euros pending evaluation of the alternatives available to the Company with respect to such future activities.

Future cash needs; application of liquidity after March 31, 2001

     * In June 2001, the Company engaged the investment banking firm of Investec Ernst & Co. to assist the Company in its evaluation of strategic alternatives. As virtually all investments being examined were in the United States and none were in Europe, the Company sold its short-term fixed interest Euro denominated securities and transferred all its funds - approximately US$ 13.1 million - to the United States where they were held in U.S. Dollars.

     * On June 13, 2001, the Company made a loan of US$ 4.2 million to TRG. See Note 4 - Subsequent Events.

     * In January 2002, as described above in Note 4 - Subsequent Events, the Company used $8.5 million - the major part of its remaining funds at that date - as part of the consideration for the subscription of 19,000,000 shares of Bion.

     * Currently the Company has approximately US$10,000. In order to meet future operating cost, loans from Bion will be made to the Company.

Part II - Other Information

Item 1.  Legal Proceedings

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

                                      CENTERPOINT CORPORATION



April 18, 2002                        By: /s/ David Mitchell
                                          ------------------------------
                                          David Mitchell
                                          President


April 18, 2002                        By: /s/ David Fuller
                                          ------------------------------
                                          David Fuller
                                          Principal Accounting Officer