Form 10-Q
period 2001-06-30
CENTERPOINT CORP
filed 2002-04-19
CIK 1004650

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2001

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

Common stock, par value $.01 per share, 6,005,339 shares outstanding as of April 9, 2002.

                                TABLE OF CONTENTS

                                                                         Page

Part I - Financial Information                                             2

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS                            3

ASSETS                                                                     3

LIABILITIES                                                                3

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
  THE THREE MONTHS ENDED JUNE 30, 2001 and 2000                            4

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
  THE SIX MONTHS ENDED JUNE 30, 2001 and 2000                              5

COMPREHENSIVE INCOME/(LOSS)                                                6

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW                   7

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                    8-13

Item 2. Management's  Discussion and Analysis of Financial Condition
        and Results of Operations                                      14-15

Part II - Other Information                                               16

Item 1.   Legal Proceedings                                               16

Item 2.   Changes in Securities                                           17

Item 3.   Defaults Upon Senior Securities                                 17

Item 4.   Submission of Matters to a Vote of Security Holders             17

Item 5.   Other Information                                               17

Item 6.   Exhibits and Reports on Form 8-K                                17

SIGNATURES                                                                18

CENTERPOINT CORPORATION
June 30, 2001


Part 1 - Financial Information

CENTERPOINT CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS
June 30, 2001

                                                   June 30        June 30        Dec. 31
                                                     2001           2001          2000
ASSETS                                             US $'000       Lit. m         Lit. m

Cash and cash equivalents                         $ 9,032    Lit. 20,636     Lit.  2,411
Short-term marketable
 securities held to maturity, at cost                   -              -          28,351
Loan to TRG, plus accrued interest                  4,210          9,620               -
Prepaid expenses                                       46            106             154
                                                  -------         ------          ------
TOTAL CURRENT ASSETS                               13,288         30,362          30,916
                                                  -------         ------          ------
TOTAL ASSETS                                      $13,288    Lit. 30,362     Lit. 30,916
                                                  =======         ======          ======
LIABILITIES
Accounts payable                                       11             25              91
Amounts due to related and affiliated parties           -              -             390
Accrued expenses and other payables                    83            192             361
                                                  -------         ------          ------
TOTAL CURRENT LIABILITIES                              94            217             842
                                                  -------         ------          ------
SHAREHOLDERS' EQUITY                               13,194         30,145          30,074

Common stock, par value $0.01 per share:
  Authorised 20,250,000 shares;
  5,999,089 (2000 - 5,999,089) shares outstanding      47            108             108

Additional paid-in capital                         17,730         40,510          40,510
Accumulated other comprehensive income                  7             15             242
Accumulated deficit                                (4,590)       (10,488)        (10,786)

LIABILITIES & SHAREHOLDERS' EQUITY                $13,288   Lit.  30,362     Lit. 30,916
                                                  =======         ======          ======

Note:     The balance sheet as at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.



                See Notes to Consolidated Financial Statements

CENTERPOINT CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
3 Months ended June 30, 2001 and 2000



                                                  June 30     June 30        June 30
                                                    2001        2001           2000
                                                  US $'000     Lit. m         Lit. m

Interest income                                   $    107    Lit.  245    Lit.      -

Selling, general and administrative expenses          (109)        (249)             -
Other income, net                                       20           46              -
                                                  --------    ---------    -----------
Profit from continuing operations                       18           42              -

Discontinued operations:
  Loss from disposed motorcycle operations
    (after tax of Lit. 422) (US$ 185)                    -            -         (4,830)
                                                  --------    ---------    -----------
Net profit/(loss)                                       18           42         (4,830)
Preferred stock dividends                                -            -           (441)
                                                  --------    ---------    -----------
Profit/(loss) attributable to common shareholders $     18    Lit.   42    Lit. (5,271)
                                                  ========    =========    ===========
BASIC EARNINGS/(LOSS) PER SHARE:  US $  Lit.  Lit.
Continuing operations                             $   0.00    Lit.    7    Lit.    (79)
Discontinued operations                           $      -    Lit.    -    Lit.   (863)

DILUTED EARNINGS/(LOSS) PER SHARE:
Continuing operations                             $   0.00    Lit.    7     Lit.   (79)
Discontinued operations                           $      -    Lit.    -     Lit.  (863)

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING DURING THE PERIOD
Basic                                             5,999,089   5,999,089      5,589,089
                                                  =========   =========      =========

Diluted                                           5,999,089   5,999,089      5,688,858
                                                  =========   =========      =========


CENTERPOINT CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
6 Months ended June 30, 2001 and 2000



                                                  June 30         June 30             June 30
                                                    2001           2001                2000
                                                  US $'000         Lit. m             Lit. m


Interest income                                 $        263   Lit.         601   Lit.         -
Selling, general and administrative expenses            (153)              (349)               -
Other income, net                                         20                 46                -
                                                ------------   ----------------   --------------
Profit from continuing operations                        130                298                -
Discontinued operations:
  Loss from disposed motorcycle operations
    (after tax of Lit. 514) (US$ 225)                      -                  -           (8,324)
                                                ------------   ----------------   --------------
Net profit/(loss)                                        130                298           (8,324)
Preferred stock dividends                                  -                  -             (609)
                                                ------------   ----------------   --------------
Profit/(loss) attributable to
 common shareholders                            $        130   Lit.         298   Lit.    (8,933)
                                                ============   ================   ==============

BASIC EARNINGS/(LOSS) PER SHARE:                   US $              Lire               Lire

Continuing operations                           $       0.02   Lit.          50   Lit.      (109)
Discontinued operations                         $          -   Lit.           -   Lit.    (1,488)

DILUTED EARNINGS/(LOSS) PER SHARE:
Continuing operations                           $       0.02   Lit.          50   Lit.      (109)
Discontinued operations                         $          -   Lit.           -   Lit.    (1,488)

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING DURING THE PERIOD

Basic                                              5,999,089          5,999,089        5,594,202
                                                ============   ================   ==============

Diluted                                            5,999,089          5,999,089        5,693,921
                                                ============   ================   ==============



                 See Notes to Consolidated Financial Statements

CENTERPOINT CORPORATION
UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY/(DEFICIT); AND COMPREHENSIVE INCOME/(LOSS)
June 30, 2001

                                                              Accumulated
                                                  Additional     Other                   SHARE-
                                 Common Stock       Paid-In  Comprehensive  Accumulated  HOLDERS  Comprehensive
                                Shares     Amount   Capital      Income       Deficit    EQUITY   Income/(Loss)

At January 1, 2001      Lit.m  5,999,089     108     40,510         242      (10,786)    30,074

Net profit                             -       -          -           -          256        256         256
Translation adjustment                 -       -          -          12            -         12          12
                               --------------------------------------------------------------------------------
At March 31, 2001       Lit.m  5,999,089     108     40,510         254      (10,530)    30,342         268


Net profit                             -       -          -           -           42         42          42
Translation adjustment                 -       -          -        (239)           -       (239)       (239)
                               --------------------------------------------------------------------------------
At June, 2001                  5,999,089      108    40,510          15      (10,488)    30,145        (197)

At June, 2001           $'000                  47    17,350           7       (4,590)    13,194         (86)
                               ================================================================================

Accumulated Other Comprehensive Income relates to translation differences from the conversion of Balance Sheets of non-Italian entities.









                    Notes to Consolidated Financial Statement

CENTERPOINT CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
June 30, 2001

                                                    June 30   June 30          June 30
                                                      2001      2001            2000
                                                    US $'000   Lit. m          Lit. m

Net profit from continuing operations               $   130   Lit.    298   Lit.      -
Dividends paid on preferred stock                                                  (212)
Adjustments to reconcile net loss to net
 Cash used by operating activities:
 Other operating activities                            (116)         (265)           54
Changes in operating assets and liabilities:
 Interest accrued on TRG loan                           (10)          (22)            -
 Related party receivables                                                          215
 Prepaid expenses                                        27            62            33
 Accounts payable and accrued expenses                 (117)         (268)         (113)
 Related party payables                                (179)         (409)          103
                                                    -------   -----------   -----------
Net cash (used in)/provided by operating activities    (265)         (604)           80
                                                    -------   -----------   -----------
Investing activities
 Sale of marketable securities                       12,409        28,351             -
 Loan to TRG                                         (4,200)       (9,596)            -
                                                    -------   -----------   -----------
Net cash provided by investing activities             8,209        18,755             -
                                                    -------   -----------   -----------
Financing activities
 Proceeds from issuance of preferred stock                -             -        18,329
                                                    -------   -----------   -----------
Net cash provided by financing activities                 -             -        18,329
                                                    -------   -----------   -----------
Increase in cash from continuing activities           7,944        18,151        18,409
Net cash used in discontinued motorcycle operations       -             -       (18,095)
Exchange movement on opening cash                        33            74             -
Cash, beginning of period                             1,055         2,411             3
                                                    -------   -----------   -----------
Cash, end of period                                 $ 9,032   Lit. 20,636   Lit.    317
                                                    =======   ===========   ===========

Supplemental information on non-cash activities

Advances to the Company, made in 1999, in an aggregate amount of $1.25 million (Lit. 2,479 million at the then prevailing exchange rate) by Wheatley Partners, LP and Wheatley Foreign Partners, LP (each of which is an affiliate of Barry Fingerhut, a Director of the Company) and William Spier, a director of the Company and a US$ 1.6 million (Lit. 3,174 million) loan due to OAM S.p.A., respectively, were applied to subscribe to the Company's Series B preferred stock on February 25, 2000.

The Company issued 10,000 shares with a fair value of Lit. 91 million in connection with its purchase of the 75% of MGI Motorcycle GmbH that it did not already own. MGI Motorcycle GmbH was disposed as part of the sale of motorcycle operations.


                        See Notes to Financial Statements

CENTERPOINT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001

1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For a summary of the Registrant's accounting principles, and other footnote information, reference is made to the Form 10-K, dated March 15, 2002. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All of such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

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

In September 2000, the Company sold all its operating subsidiaries to Aprilia S.p.A. ("Aprilia") and changed its name to Centerpoint Corporation.

The primary financial statements are shown in Italian lire because all of the Company's material operating entities were based and operated in Italy. The Company will evaluate if its functional currency will continue to be the lire, based on decisions to be taken as to its future activities. Translation of lire amounts into U.S. Dollar amounts in the current financial statements is included solely for the convenience of the readers of the financial statements and has been made at the rate of Lire 2,285 to U.S. $1, the approximate exchange rate at June 30, 2001. It should not be construed that the assets and liabilities, expressed in U.S. dollar equivalents, can actually be realized in or extinguished by U.S. dollars at that or any other rate.

2.     Earnings/(Loss) from continuing operations per share

The numerator for the calculation of earnings/(loss) per common share have been calculated as follows:

                                                    Three months ended
                                                June 30   June 30   June 30
                                                 2001      2001      2000
                                                 $'000    Lit. m    Lit. m

Profit from continuing operations                  18        42          -
Preferred Stock dividends                           -         -       (441)
                                                 ----      ----       ----
Earnings from continuing operations attributable
 to common shareholders                            18        42       (441)
                                                 ====      ====       ====

                                                     Six months ended
                                                June 30   June 30   June 30
                                                 2001      2001      2000
                                                 $'000    Lit. m    Lit. m

Profit from continuing operations                 130       298          -
Preferred Stock dividends                           -         -       (609)
                                                 ----      ----       ----
Earnings from continuing operations attributable
 to common shareholders                           130       298       (609)
                                                 ====      ====       ====

3.  Related Party Transactions

On June 13, 2001 the Company, TRG and OAM entered into the TRG Loan Agreement wherein subject to the terms and certain conditions set forth therein the Company agreed to lend TRG US$4,200,000. The loan bears interest at a rate of 5 % per annum, is repayable in full on the earlier of June 13, 2002 and the date on which the Company causes or permits a liquidation of the Company, and was secured by the 300,000 shares of the Company common stock currently owned by the TRG and 1,200,000 of the shares of the Company common stock owned by OAM. In connection with the TRG Loan, OAM also entered into the OAM Guaranty wherein it guaranteed TRG's obligations under the TRG Loan Agreement. OAM's liability to the Company under the OAM Guaranty is limited to the value of the Company shares pledged by OAM, as that term is used in the OAM pledge agreement. The TRG Promissory Note was used by the Company as partial consideration in its acquisition of the Bion shares and in Bion's acquisition of the Company's shares from OAM (See Note 5 - Subsequent Events). For the three and six months ending June 30, 2001 interest of $10,356 was accrued on the TRG Loan.

4.  Outstanding Claims

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

Pursuant to the Share Purchase Agreement and Escrow Agreement, each of which provides that disputes among the parties be arbitrated, the Company filed with the International Arbitration Court of the International Chamber of Commerce a Request for Arbitration in Accordance with Article 4 of the ICC Rules of

Arbitration relating to the Alleged Claims and the payment by IMI. Subsequent to the Company's filing, a committee was formed in Milano, Italy to hear the case. The Company is requesting restitution of the Lit. 7,611 million (approximately US$3,692,000) paid to Aprilia, plus interest and costs. The Arbitration committee was constituted on November 16, 2001, and a decision is expected to be rendered within twelve to eighteen months of the original filing date.

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

5.  Subsequent Events

Bion transaction - change of control of the Company

In December 2001, the Board of the Company met to evaluate the alternative strategies and investments available to the Company. Investec Ernst & Co., who had been hired in June 2001 to assist in this process, presented to the Board their conclusions on a number of potential investments. After review of the possible investments, the Board resolved to approve the acquisition of 19,000,000 shares of Bion Environmental Technologies, Inc., a publicly-held Colorado corporation ("Bion"). Bion is an environmental service company focused on the needs of confined animal feeding operations. Bion is engaged in two main areas of activity: waste stream remediation and organic soil and fertilizer production. Bion's waste remediation service business provides confined animal feeding operations (primarily in the swine and dairy industries) with treatment for the animal waste outputs. In this regard, Bion treats their entire waste stream in a manner which cleans and reduces the waste stream thereby mitigating pollution of the air, water (both ground and surface) and soil, while creating value-added organic soil and fertilizer products. Bion's soil and fertilizer products are being used for a variety of applications including school athletic fields, golf courses and home and garden applications.

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

The 65% of the claims that were assigned to Bion from Centerpoint are Centerpoint claims against Aprilia, S.p.A., an Italian corporation, the purchaser of Centerpoint's motorcycle operations ("Aprilia") and Banca di Intermediazione Mobiliare IMI S.p.A., an Italian corporation ("IMI"), the investment banker for Centerpoint in the transaction. The Aprilia claim is for funds paid to Aprilia, though disputed by the Company, from an escrow account set up for contingent liabilities for the sale of the motorcycle operations. The claim against IMI is with regard to a dispute in calculating the fee they received as investment banker in the sale of the motorcycle operations to Aprilia. The total of these two claims is approximately $7,945,000. The 65% that Bion received for the sale of its shares of common stock to Centerpoint was valued in the Bion transaction at $2,487,000. This represents a 52% discount from the full amount of the claim for an aggregate discounted value of $3,826,000. The $3,826,000 value ascribed to the claim was arrived at through an internal allocation made by Bion management based on its own evaluation of the relevant facts and circumstances and its review of a fairness opinion that was provided by an investment banking firm with regard to the transaction as a whole, and there is no assurance that this, or any, amount will ever be recovered. Bion utilized the 65% claim with a deemed value of $2,487,000 as part of the consideration paid to OAM for the purchase of 57.7% of Centerpoint's common stock. Centerpoint retained 35% of these claims. While these claims are carried on Centerpoint's books at $0 value at June 30, 2001, Centerpoint booked a gain of $2,487,000 for the sale of 65% of the claim at January 15, 2002, and will evaluate the value of the remaining 35% of the claim for the first quarter ending March 31, 2002 financial statements.

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

CENTERPOINT CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
Three Months Ended June 30,                          2001        2000
                                                    Lit. m      Lit. m

Interest income                                       245             -
Selling, general and administrative expenses         (249)            -
Other income, net                                      46             -
                                                    -----        ------
Net profit from continuing operations
  before income taxes                                  42             -
Discontinued operations:
   Loss from discontinued operations                    -        (4,830)
Preferred Stock dividends                               -          (441)
                                                    -----        ------
Net profit attributable to common shareholders         42        (5,271)
                                                    =====        ======

Results of Operations
Six Months Ended June 30,                            2001        2000
                                                    Lit. m      Lit. m

Interest income                                       601             -
Selling, general and administrative expenses         (349)            -
Other income, net                                      46
                                                    -----        ------
Net profit from continuing operations
   before income taxes                                298             -
Discontinued operations:
   Loss from discontinued operations                    -        (8,324)
Preferred Stock dividends                                          (609)
                                                    -----        ------
Net profit attributable to common shareholders        298        (8,933)
                                                    =====        ======


On September 7, 2000, the Company completed the sale of its operating subsidiaries to Aprilia. This sale represents the discontinuance of motorcycle operations which were the Company's only activities and have been accounted for as discontinued operations. The effective accounting date for the sale was July 1, 2000, reflecting the last date for which financial information on the subsidiaries is available.

The Company has recorded interest income of Lit. 245 million principally on Euro denominated fixed interest securities, selling general and administrative expenses of Lit. 249 million principally in respect of compliance costs and positive exchange differences of Lit. 46 million on continuing operations for the three months ending June 30, 2001. In the corresponding period in 2000, the Company had no income or expenses from continuing operations as all its activities related to the disposed motorcycle business.

In the three months ended June 30, 2001, the Company has no profit or loss for the discontinued motorcycle operations. In the comparison second quarter of 2000, losses from the discontinued motorcycle operations were Lit. 4,830 million.

The Company has recorded interest income of Lit. 601 million principally on Euro denominated fixed interest securities, selling general and administrative expenses of Lit. 349 million principally in respect of compliance costs and positive exchange differences of Lit. 46 million on continuing operations for the six months ending June 30, 2001. In the corresponding period in 2000, the Company had no income or expenses from continuing operations as all its activities related to the disposed motorcycle business.

In the six months ended June 30, 2001, the Company has no profit or loss for the discontinued motorcycle operations. In the comparison six months ended June 30, 2001, losses from the discontinued motorcycle operations were Lit. 8,324 million.

Liquidity and Financial Resources

The Company has US $ 9.032 million in cash pending evaluation of the alternatives available to the Company with respect to future investment activities. During June 2001, the Company engaged the investment banking firm of Investec Ernst & Co. to assist the Company in its evaluation of strategic alternatives. As virtually all investments being examined were in the United States and none were in Europe, the Company sold its short-term fixed interest Euro denominated securities and transferred all its funds - approximately US$
13.1 million - to the United States where they were held in U.S. Dollars. On June 13, 2001, the Company made a loan of US$ 4.2 million to TRG.

Future cash needs; application of liquidity after June 30, 2001

In January 2002, as described above in Note 5 - Subsequent Events, the Company used $8.5 million - the major part of its remaining funds at that date - as part of the consideration for the subscription of 19,000,000 shares of Bion.

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


                                      CENTERPOINT CORPORATION



April 18, 2002                        By: /s/ David Mitchell
                                          ----------------------------
                                          David Mitchell
                                          Chief Executive Officer



April 18, 2002                        By: /s/ David Fuller
                                          ----------------------------
                                          David Fuller
                                          Principal Accounting Officer