Form 10-Q
period 2001-09-30
CENTERPOINT CORP
filed 2002-04-19
CIK 1004650

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

Common stock, par value $.01 per share, 6,005,339 shares outstanding as of April 9, 2002.

                              TABLE OF CONTENTS

                                                                         Page

Part I - Financial Information                                             2

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS                            3

ASSETS                                                                     3

LIABILITIES                                                                3

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
  THE THREE MONTHS ENDED JUNE 30, 2001 and 2000                            4

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
  THE NINE MONTHS ENDED SEPTEMBER 30, 2001 and 2000                        5

COMPREHENSIVE INCOME/(LOSS)                                                6

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW                   7

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                    8-12

Item 2. Management's  Discussion and Analysis of Financial Condition
        and Results of Operations                                      13-14

Part II -  Other Information                                              15

Item 1.    Legal Proceedings                                              15

Item 2.    Changes in Securities                                          16

Item 3.    Defaults Upon Senior Securities                                16

Item 4.    Submission of Matters to a Vote of Security Holders            16

Item 5.    Other Information                                              16

Item 6.    Exhibits and Reports on Form 8-K                               16

SIGNATURES                                                                17

CENTERPOINT CORPORATION
September 30, 2001




Part I - Financial Information

CENTERPOINT CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS
September 30, 2001


                                      Sept. 30     Sept. 30      Dec. 31
                                        2001         2001          2000
                                      US$'000       Lit. m        Lit. m
                                      --------   ------------  ------------
ASSETS
  Cash and cash equivalents           $  8,961   Lit.  19,069  Lit.   2,411
Short-term marketable securities
 held to maturity, at cost                   -              -        28,351
Loan to TRG, plus accrued interest       4,263          9,072             -
Prepaid expenses                            45             95           154
                                      --------   ------------  ------------
TOTAL CURRENT ASSETS                    13,269         28,236        30,916
                                      --------   ------------  ------------
Escrow receivable in 2007                    -              -             -
                                      --------   ------------  ------------

TOTAL ASSETS                          $ 13,269   Lit.  28,236  Lit.  30,916
                                      ========   ============  ============
LIABILITIES

Accounts payable                            20             43            91

Amounts due to related and
 affiliated parties                          -              -           390

Accrued expenses and other payables        103            220           361
                                      --------   ------------  ------------
TOTAL CURRENT LIABILITIES                  123            263           842
                                      --------   ------------  ------------

SHAREHOLDERS' EQUITY                    13,146         27,973        30,074

Common stock, par value $0.01 per
 share:
  Authorised 20,250,000 shares;
   5,999,089 (2000 - 5,999,089)
   shares outstanding                       51            108           108
 Additional paid-in capital             19,038         40,510        40,510
 Accumulated other comprehensive
  income                                  (966)        (2,055)          242
 Accumulated deficit                    (4,977)       (10,590)      (10,786)
                                      --------   ------------  ------------
LIABILITIES & SHAREHOLDERS' EQUITY    $ 13,269   Lit.  28,236  Lit.  30,916
                                      ========   ============  ============


Note: The balance sheet as at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

                See Notes to Consolidated Financial Statements

CENTERPOINT CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
3 Months ended September 30, 2001 and 2000

                                      Sept. 30     Sept. 30      Sept. 30
                                        2001         2001          2000
                                      US$'000       Lit. m        Lit. m
                                      --------   ------------  ------------
Interest income                       $     55   Lit.     116  Lit.     108
Selling, general and administrative
 expenses                                 (103)          (219)          (16)
Other income, net                            -              1           (11)
Finance expense: Shares issued to
 TRG Inc. in connection with
 Preferred Stock issuance                                            (3,347)
                                      --------   ------------  ------------
Loss from continuing operations            (48)          (102)       (3,266)

Discontinued operations:
 Gain on disposal of discontinued
  operations                                                         57,018
                                      --------   ------------  ------------
Net profit/(loss)                          (48)          (102)       53,752
Preferred stock dividends                    -              -          (458)
                                      --------   ------------  ------------
Profit/(loss) attributable to
 common shareholders                  $    (48)  Lit.    (102) Lit.  53,294
                                      ========   ============  ============

BASIC EARNINGS/(LOSS) PER SHARE:        US $         Lire          Lire
                                      --------   ------------  ------------

Continuing operations                 $  (0.01)  Lit.     (17) Lit.    (665)
Discontinued operations               $      -   Lit.       -  Lit.  10,183

DILUTED EARNINGS/(LOSS) PER SHARE:

Continuing operations                 $ (0.01)   Lit.     (17) Lit.   (665)
Discontinued operations               $     -    Lit.       -  Lit. 10,183

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING DURING THE PERIOD

Basic                                5,999,089      5,999,089     5,589,089
                                     =========      =========     =========
Diluted                              5,999,089      5,999,089     5,688,858
                                     =========      =========     =========

CENTERPOINT CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
9 Months ended September 30, 2001 and 2000


                                      Sept. 30     Sept. 30      Sept. 30
                                        2001         2001          2000
                                      US$'000       Lit. m        Lit. m
                                      --------   ------------  ------------

Interest income                       $    337   Lit.     717  Lit.     108
Selling, general and administrative
 expenses                                 (267)          (568)          (16)
Other income, net                           22             47           (11)
Finance expense: Shares issued to
 TRG Inc. in connection with
 Preferred Stock issuance                                            (3,347)
                                      --------   ------------  ------------
Profit/(Loss) from continuing
 operations                                 92            196        (3,266)

Discontinued operations:
 Loss from disposed motorcycle
  operations (after tax of Lit. 514)         -              -        (8,324)
 Gain on disposal of motorcycle
   business (after tax of Lit. 0)                                    57,018
                                      --------   ------------  ------------
Net profit                                  92            196        45,428

Preferred stock dividends                    -              -        (1,067)
                                      --------   ------------  ------------
Profit attributable to common
 shareholders                         $     92   Lit.     196  Lit.  44,361
                                      ========   ============  ============

BASIC EARNINGS/(LOSS) PER SHARE:        US $          Lire         Lire
                                      --------   ------------  ------------

Continuing operations                 $   0.02   Lit.      33  Lit.    (762)
Discontinued operations               $      -   Lit.       -  Lit.  (8,566)

DILUTED EARNINGS/(LOSS) PER SHARE:

Continuing operations                 $   0.02   Lit.      33  Lit.    (762)
Discontinued operations               $      -   Lit.       -  Lit.  (8,566)

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING DURING THE PERIOD

Basic                                5,999,089      5,999,089     5,684,895
                                     =========      =========     =========
Diluted                              5,999,089      5,999,089     5,684,895
                                     =========      =========     =========


                  See Notes to Consolidated Financial Statements

CENTERPOINT CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
EQUITY/(DEFICIT); AND
COMPREHENSIVE INCOME/(LOSS)
September 30, 2001

                                                                      Accumu-
                                                                      lated
                                                                      Other
                                                         Additional   Compre-   Accumu-   Share-    Comprehen-
                                        Common Stock      Paid-In     hensive   lated     holders'     sive
                                      Shares    Amount    Capital     Income    Deficit   Equity    Income/Loss
                                    ---------   ------   ----------   -------   -------   --------  -----------
At January 1, 2001           Lit.m  5,999,089      108       40,510       242   (10,786)    30,074

Net profit                                  -        -            -         -       256        256         256
Translation adjustment                      -        -            -        12         -         12          12
                                    ---------   ------   ----------   -------   -------   --------  ----------
At March 31, 2001            Lit.m  5,999,089      108      40,510       254   (10,530)     30,342        268

Net profit                                  -        -            -         -       42          42          42
Translation adjustment                      -        -            -      (239)       -        (239)       (239)
                                    ---------   ------   ----------   -------   -------   --------  ----------
At June 30, 2001                    5,999,089      108       40,510        15   (10,488)     30,145       (197)

Net profit                                  -        -            -         -      (102)      (102)       (102)
Translation adjustment                      -        -            -    (2,070)        -     (2,070)     (2,070)
                                    ---------   ------   ----------   -------   -------   --------  ----------
At September 30, 2001               5,999,089      108       40,510    (2,055)  (10,590)    27,973      (2,172)
                                    ---------   ------   ----------   -------   -------   --------  ----------
At June 30, 2001              $'000                 51       19,038      (966)   (4,977)     14,167      (1,021)
                                                ======   =========    =======   =======   ========  ==========


Accumulated Other Comprehensive Income relates to translation differences from the conversion of Balance Sheets of non-Italian entities.


                 See Notes to Consolidated Financial Statement

CENTERPOINT CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
Nine Months Ended September 30, 2001

                                                    Sept. 30     Sept. 30      Sept. 30
                                                      2001         2001          2000
                                                    US$'000       Lit. m        Lit. m
                                                    --------   ------------  ------------
Net profit from continuing
 operations                                         $     92   Lit.     196  Lit.  (3,266)
Dividends paid on preferred stock                          -              -        (1,067)
Adjustments to reconcile net loss to net
 cash used by operating activities:
  Stock issuance for finance expense                       -              -         3,347
  Other operating activities                            (765)        (1,627)         (122)
Changes in operating assets and liabilities:
  Related party receivables: Interest
   accrued on TRG loan                                   (64)          (137)          196
  Prepaid expenses                                        31             66           (69)
  Accounts payable and accrued expenses                  (97)          (207)         (646)
  Related party payables                                (193)          (410)          521
                                                    --------   ------------  ------------
Net cash used by operating activities                   (996)        (2,119)       (1,106)
                                                    --------   ------------  ------------
Investing activities
 Decrease/(Increase) in marketable securities         13,323         28,351       (27,998)
 Loan to TRG                                          (4,510)        (9,596)            -
                                                    --------   ------------  ------------
Net cash (used in) provided by investing activities    8,813         18,755       (27,998)
                                                    --------   ------------  ------------
Financing activities
 Proceeds from issuance of preferred stock                 -              -        18,329
                                                    --------   ------------  ------------
Net cash provided by financing activities                  -              -        18,329
                                                    --------   ------------  ------------
(Decrease)/increase in cash from continuing
 activities                                            7,817         16,636       (10,775)

Net cash from discounted motorcycle operations             -              -        42,995
Exchange movement on opening cash                         11             22             -
Cash, beginning of period                              1,133          2,411             3
                                                    --------   ------------  ------------
Cash, end of period                                 $  8,961   Lit.  19,069  Lit.  32,223
                                                    ========   ============  ============

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

                        See Notes to Financial Statements

CENTERPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For a summary of the registrant's accounting principles and other footnote information, reference is made to Form 10-K dated March 15, 2002. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All of such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

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

On August 18, 1998, the Company and Trident Rowan Group, Inc. ("TRG" or "Trident Rowan") entered into a definitive agreement and plan of merger and reorganization, as amended (the "Merger Agreement"), pursuant to which Moto Guzzi Corp. merged with and into the Company, with the Company as the surviving corporation (the "Merger"). Prior to the Merger, TRG and its majority-owned subsidiary, OAM S.p.A. ("OAM"), together owned all the outstanding common stock of Moto Guzzi Corp. The Merger, which occurred on
March 5, 1999, was treated as a reverse acquisition of the Company.   The
results of operations and cash flows prior to the date of the merger are those of Moto Guzzi Corp. Following the Merger, the Company adopted the December 31 financial reporting year of Moto Guzzi Corp. and financial statements are prepared using the accounting principles of Moto Guzzi Corp.

In September 2000, the Company sold all its operating subsidiaries to Aprilia S.p.A. ("Aprilia") and changed its name to Centerpoint Corporation pursuant to the sale of its motorcycle operations to Aprilia.

The primary financial statements are shown in Italian lire because all of the Company's material operating entities were based and operated in Italy. The Company will evaluate if its functional currency will continue to be the lire, based on decisions to be taken as to its future activities. Translation of lire amounts into U.S. Dollar amounts in the current financial statements is included solely for the convenience of the readers of the financial statements and has been made at the rate of Lire 2,128 to U.S. $1, the approximate exchange rate at September 30, 2001. It should not be construed that the assets and liabilities, expressed in U.S. dollar equivalents, can actually be realized in or extinguished by U.S. dollars at that or any other rate.

2.  EARNINGS/LOSS FROM CONTINUING OPERATIONS PER SHARE

The numerator for the calculation of earnings/(loss) per common share have been calculated as follows:

Three months to September 30, 2001
                                        Sept. 30     Sept. 30     Sept. 30
                                          2001         2001         2000
                                         $'000         Lit.m        Lit.m
                                        --------     ---------    --------

Profit from continuing operations            (48)         (102)     (3,266)
Preferred Stock dividends                      -             -        (458)
                                        --------     ---------    --------
Earnings from continuing operations
 attributable to common shareholders         (48)         (102)     (3,724)
                                        ========     =========    ========

Nine months to September 30, 2001
                                        Sept. 30     Sept. 30     Sept. 30
                                          2001         2001         2000
                                         $'000         Lit.m        Lit.m
                                        --------     ---------    --------

Profit from continuing operations             92           196      (3,266)
Preferred Stock dividends                      -             -      (1,067)
                                        --------     ---------    --------
Earnings from continuing operations
 attributable to common shareholders         130           298      (4,333)
                                        ========     =========    ========

3.  RELATED PARTY TRANSACTIONS

On June 13, 2001 the Company, TRG and OAM entered into the TRG Loan Agreement ("TRG Loan") wherein subject to the terms and certain conditions set forth therein the Company agreed to lend TRG US$4,200,000. The loan bears interest at a rate of 5 % per annum, is repayable in full on the earlier of June 13, 2002 and the date on which the Company causes or permits a liquidation of the Company, and was secured by the 300,000 shares of the Company common stock currently owned by the TRG and 1,200,000 of the shares of the Company common stock owned by OAM. In connection with the TRG Loan, OAM also entered into the OAM Guaranty wherein it guaranteed TRG's obligations under the TRG Loan Agreement. OAM's liability to the Company under the OAM Guaranty is limited to the value of the Company shares pledged by OAM, as that term is used in the OAM pledge agreement. The TRG Loan formed part of the payment to OAM for
control of the Company in the Bion transaction (See Note 4   Subsequent
Events). For the three and nine months ending September 30, 2001 interest of $52,932 and $63,288 was accrued on the TRG Loan.

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

CENTERPOINT CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations



Results of Operations
Three Months Ended September 30,                         2001          2000
                                                        Lit. m        Lit. m

Interest income                                           116           108

Selling, general and administrative expenses             (219)          (16)
Other income, net                                           1           (11)
Finance expense: Shares issued to TRG Inc. in
  connection with Preferred Stock issuance                  -        (3,347)
                                                        -----        ------
Net profit from continuing operations
  before income taxes                                    (102)       (3,266)
Discontinued operations:
  Gain on disposal of discontinued operations               -        57,018
Preferred Stock dividends                                   -          (458)
                                                        -----        ------
Net profit attributable to common shareholders           (102)       53,294
                                                        =====        ======

Results of Operations
Six Months Ended September 30,                           2001          2000
                                                        Lit. m        Lit. m

Interest income                                           717           108
Selling, general and administrative expenses             (568)          (16)
Other income, net                                         471           (11)
Finance expense: Shares issued to TRG Inc. in
  connection with Preferred Stock issuance                  -        (3,347)
                                                        -----        ------
Net profit from continuing operations
  before income taxes                                     196        (3,266)
Discontinued operations:
  Gain on disposal of discontinued operations               -        57,018
Preferred Stock dividends                                   -          (458)
                                                        -----        ------
Net profit attributable to common shareholders            196        53,294
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

The Company has recorded interest income of Lit. 116 million principally from the TRG loan and administrative expenses of Lit. 219 million principally in respect of compliance costs on continuing operations for the three months
ending September 30, 2001.    In the corresponding period in 2000, the Company
recorded interest income of Lit. 108 million on fixed interest securities and selling, general and administrative expenses of Lit. 16 million principally in respect of compliance costs on continuing operations. The Company also had Other Income of $Lit 11 million on the positive exchange differences on continuing operations due to the denomination of the functional currency of Italian Lire for the three months ending September 30, 2000.

For the quarter ending September 30, 2001 the Company had no profit or loss for the discontinued motorcycle operations. For the quarter ending September 30, 2000, the Company had a gain on the disposal of the discontinued motorcycle operations of Lit. 57,018 million.

The Company has recorded interest income of Lit. 717 million principally from the TRG loan and Euro denominated fixed interest securities, administrative expenses of Lit. 568 million, principally in respect of compliance costs on
continuing operations for the nine months ending September 30, 2001.    In the
corresponding period in 2000, the Company recorded interest income of Lit. 108 million on fixed interest securities and selling, general and administrative expenses of Lit. 16 million principally in respect of compliance costs on continuing operations. The Company also had Other Income of $Lit 11 million on the positive exchange differences on continuing operations due to the denomination of the functional currency of Italian Lire for the nine months ending September 30, 2000.

For the nine months ending September 30, 2001 the Company had no profit or loss for the discontinued motorcycle operations. For the nine months ending September 30, 2000, the Company had a loss on discontinued operations of Lit. 8,324 million and gain on the disposal of the discontinued motorcycle operations of Lit. 57,018 million.

Liquidity and Financial Resources

The Company has US $ 8.961 million in cash pending evaluation of the alternatives available to the Company with respect to future investment activities. In June 2001, the Company engaged the investment banking firm of Investec Ernst & Co. to assist the Company in its evaluation of strategic alternatives.

Future cash needs; application of liquidity after September 30, 2001

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


                                      CENTERPOINT CORPORATION



April 18, 2002                        By: /s/ David Mitchell
                                          ----------------------------
                                          David Mitchell
                                          President



April 18, 2002                        By: /s/ David Fuller
                                          ----------------------------
                                          David Fuller
                                          Principal Accounting Officer