Form 10-K
period 2001-12-31
CENTERPOINT CORP
filed 2002-07-02
CIK 1004650

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]  Annual Report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934

     For the fiscal year ended December 31, 2001

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

                     Class A Common Stock, $.01 par value

                              Class A Warrants

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. [ ]

As of May 29, 2002, the aggregate market value of the voting stock held by nonaffiliates of the registrant approximately was $1,652,000.

As of May 29, 2002, there were 6,005,339 shares of the registrant's Class A common stock outstanding.

                           CENTERPOINT CORPORATION

                              TABLE OF CONTENTS

                                                                     Page

PART I   ............................................................  1

ITEM 1.  Business ...................................................  1

ITEM 2.  Properties ................................................. 16

ITEM 3.  Legal Proceedings .......................................... 16

ITEM 4.  Submission of Matters to Vote of Security Holders .......... 17

PART II  ............................................................ 17

ITEM 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters ........................................ 17

ITEM 6.  Selected Financial Data .................................... 18

ITEM 7.  Management's Discussion and Analysis of Financial
         Conditions and Results of Operations ....................... 20

ITEM 8.  Financial Statements and Supplementary Data ................ 22

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ................................... 23

ITEM 10. Directors and Executive Officers of the Registrant ......... 23

ITEM 11. Executive Compensation ..................................... 27

ITEM 12. Security Ownership of Certain Beneficial Owners and
         Management ................................................. 36

ITEM 13. Certain Relationships and Related Transactions ............. 37

ITEM 14. Exhibits, Financial Statements Schedules and Reports
         on Form 8-K ................................................ 41

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

NOTE REGARDING U.S.DOLLAR AMOUNTS

As described in Note 1 to the Financial Statements, the Company prepares its financial statements in Lire and presents U.S. Dollar amounts purely for the convenience of readers. In the following text on Business and Management's Discussion of Results of Operations and Financial Position, where US Dollar figures are stated in parentheses after Lire figures, they relate to the equivalent amounts in U.S. Dollars at the date of the transaction or balance being described, unless otherwise stated.

ITEM 1.  BUSINESS

SUBSEQUENT EVENTS AND OVERVIEW OF CURRENT STATUS OF THE COMPANY

* The Company was incorporated in Delaware in 1995. The Company did not have any business operations until March 1999. From March 1999 through September 7, 2000, the Company was a manufacturer of Italian luxury and high-performance motorcycles, which it manufactured and distributed through four operating subsidiaries: Moto Guzzi S.p.A., Moto Guzzi North America Inc, Moto Guzzi France S.a.r.l., and MGI Motorcycle GmbH. These operations, which were the only business operations of the Company, were sold to Aprilia, S.p.A. ("Aprilia") on September 7, 2000. Stockholder approval with respect to the sale was obtained at a Special Meeting of Stockholders held on August 11, 2000.

* Total proceeds from the sale were Lit. 79,500 million. In accordance with the Share Purchase Agreement relating to the sale, Lit. 9,375 million of the total proceeds were placed in escrow to cover any claims Aprilia might have in the future in respect of representations and warranties made by the Company in the Share Purchase Agreement.

* From the proceeds from the sale of Moto Guzzi operations the Company paid sale expenses and outstanding accounts payable and redeemed its Series B Preferred Stock on September 30, 2000. Lit. 28.0 billion out of net remaining cash of approximately Lit. 29.5 billion was invested in short-term fixed interest securities, denominated in Euro. In June 2001, the Company transferred all of its cash to the United States, where it was held in US$ until the Company made its investment in Bion Environmental Technologies, Inc. ("Bion") a publicly-held Colorado corporation in January 2002 as described below. Cash on hand at December 31, 2001 was US$8,760,700.

* In December 2000 and June 2001 Aprilia made alleged claims with respect to the escrow account established in connection with the sale and on July 26, 2001, in spite of being aware of the Company's contesting of each of the alleged claims and its intention to seek arbitration, Banca di Intermediazone Mobiliare IMI S.p.A. ("IMI"), who served the Company's investment advisor and escrow agent, advised the Company that it had paid Lit. 7,611 million from the Escrow Account to Aprilia in respect of the alleged claims.

* Pursuant to the Share Purchase Agreement and Escrow Agreement, each of which provides that disputes among the parties be arbitrated, the Company filed with the International Chamber of Commerce a Request for Arbitration in Accordance with Article 4 of the ICC Rules of Arbitration relating to the Alleged Claims and the payment by IMI, and requesting restitution of the funds paid to Aprilia. The Arbitration committee was constituted on November 16, 2001.

* At the September 7, 2000 closing of the sale of the subsidiaries, in accordance with an invoice previously submitted to the closing escrow agents by IMI, but without the prior approval, knowledge or consent of the Company, IMI was paid Lit. 11,401 million, in respect of fees and expenses claimed by IMI to be due it under its engagement letter with Trident Rowan Group, Inc. ("TRG") and OAM S.p.A. ("OAM"). Since early July 2000, the Company and TRG have disputed IMI's interpretation of the calculation of the fee due it under its engagement letter, following initial indication by IMI of its basis of calculation.

* In connection with the sale of the operating subsidiaries, the Company agreed with OAM, its majority stockholder, and TRG the majority stockholder of OAM, that the Company would, as promptly as practicable after the closing of the sale, but in no event later than 90 days following the closing, hold a meeting of stockholders to consider and vote upon a proposal to liquidate all of the Company's assets and dissolve the Company. The date for proceeding to propose a liquidation was subsequently extended by TRG and OAM to July 15, 2001, and in January 2002 TRG and OAM released the Company from the obligation to propose a liquidation in connection with the Company's investment in Bion.

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

* In December 2001, the Board of the Company met to evaluate the alternative strategies and investments available to the Company. Investec Ernst & Co., who had been hired in June 2001 to assist in this process, presented to the Board their conclusions on a number of potential investments. After review of the possible investments, the Board resolved to approve the acquisition of 19,000,000 shares of Bion for a total consideration of US$14,250,000 (the "Bion Investment"), subject to receipt of a fairness opinion from a financial firm acceptable to the Board and receipt of advice from the Company's counsel concerning legal due diligence and determination by the Board that the results of legal due diligence did not affect the Company's determination that the investment was in the best interests of the Company. The Company duly received a fairness opinion from Joseph Stevens & Company, Inc. and advice from counsel concerning the results of legal due diligence and in a Board meeting in late December approved and confirmed the approval of the Bion Investment.

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

* Under the Subscription Agreement relating to Bion Investment and related Registration Rights Agreement Bion has agreed among other things (i) to file with the SEC a Registration Statement with respect to the Bion Shares, as soon as practicable, and within 90 days of the Company's filing with the SEC of its December 31, 2001 Form 10-K, and to use its best efforts to cause such Registration Statement to be declared effective as soon as practicable thereafter, (ii) to use its best efforts to cause all or a substantial portion of the Bion Shares to be distributed to the Company's common stockholders in a tax efficient manner in accordance with applicable law, and (iii) to use its best efforts to hold an Annual Meeting of Bion Shareholders during 2002 (a meeting was held April 4, 2002), in accordance with its by-laws and applicable law. It is expected that the distribution of all or a substantial portion of the Bion Shares to the Company's Stockholders will occur during the second half of calendar 2002. When that distribution occurs, approximately

11,000,000 of Bion's shares will be distributed back to Bion. Bion has advised the Company that it intends to cancel such shares.

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

* Affiliates of IMI, the Company's investment adviser in connection with the sale, acted as fiduciaries for the closing. At the Closing, but without the prior approval, knowledge or consent of the Company, IMI was paid Lit.

11,401 million, in respect of fees and expenses claimed by IMI to be due it under its engagement letter with TRG and OAM. The fiduciary agents also paid Studio Carnelutti, the Company's Italian legal counsel, Lit. 505 million and paid the balance of the proceeds of Lit. 60,293 million to the Company. Since early July 2000, the Company and TRG have disputed IMI's interpretation of the calculation of the fee due it under its engagement letter, following indication by IMI of its basis of calculation. The dispute relates to the respective interpretations of the Company, TRG and IMI of the term "Total Transaction Value" as that term is used in the engagement letter. Since that time, the Company and TRG discussed and sought to negotiate with IMI concerning its alleged amount of the fee. IMI refused to engage in negotiations and did not present any calculation of the fee to the Company or TRG prior to the closing. After the closing and actual payment to IMI of the alleged fee, IMI then presented a calculation and an invoice to the Company for fees and expenses alleged by IMI to be due it under the engagement letter in the amount of Lit. 11,401 million. In addition to disputing the amount of the fee paid to IMI, the Company believes that IMI had no right to cause its fee to be deducted from the sale proceeds, as the Company was not a party to the engagement letter, and did not consent to any such deduction. On February 11, 2002 the Company brought a suit against IMI before the Civil Section of the Court of Milano, seeking reimbursement of Lit. 8,766 million (approximately US$4,253,000) of the Lit. 11,401 million (US$5,532,000) paid to IMI at the closing. The first hearing in the case, originally scheduled for May 27, 2002, was postponed to July 2, 2002. IMI has not yet filed its defenses.

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

Issuance and Redemption of Series B Preferred Stock by the Company

* On February 25, 2000, the Company issued 123,500 shares of a new Series B Preferred Stock to Fineco, an Italian institutional investor, and affiliates of Fineco, TRG, OAM, and William Spier, a director of the Company, and Wheatley Partners LP and Wheatley International Partners LP, each of which is an affiliate of Barry Fingerhut, a director of the Company, for US$100 per share (an aggregate price of US$12,350,000). The shares were issued as follows: (i) 60,000 shares to Fineco and its affiliates for cash, (ii) 35,000 shares to TRG for cash, (iii) 16,000 shares to OAM in repayment of outstanding loans due to OAM, (iv) an aggregate of 10,000 shares to Wheatley Partners and Wheatley International Partners, in repayment of loans made by them to the Company, and (v) 2500 shares to Mr. Spier in repayment of loans made by him to the Company.

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

The Company's Agreement with TRG and OAM to present a liquidation proposal to its stockholders following the Closing of the sale of its operations to Aprilia; Search for and evaluation of alternatives to liquidation; Investment of proceeds from sale.

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

Loan to TRG

* TRG's 5% Convertible Debentures in an aggregate amount of US$ 6,250,000 were scheduled to come due in December 2001. In order for TRG to pay off the Debentures, on June 13, 2001 the Company, TRG and OAM entered into a loan agreement (the "TRG Loan Agreement"). Pursuant to the terms and conditions of this agreement the Company agreed to loan TRG US$4,200,000 (the "TRG Loan"). On June 13, 2001 the Company made the TRG Loan and on June 15, 2001 TRG paid the holders of the US$6,000,000 Debentures US$4,207,500 in cash, which the Debenture holders accepted as payment in full on the Debentures (including past due interest), representing a 31.5% discount from their face value. In June 2001, the holder of the remaining US$250,000 in Debentures accepted US$218,750 as payment in full with respect to such Debentures.

* In connection with the TRG Loan, TRG executed and delivered to the Company the US$4,200,000 TRG Promissory Note. The TRG Loan bears interest at a rate of 5 % per annum, is repayable in full on the earlier of June 13, 2002 and the date on which TRG causes or permits a liquidation of the Company, and is secured by the 300,000 shares of the Company's common stock currently owned by TRG. In connection with the TRG Loan, OAM also entered into a Limited Recourse Guaranty Agreement (the "OAM Guaranty") wherein it guaranteed TRG's obligations under the TRG Loan Agreement. OAM's liability under the OAM Guaranty was limited to the value of 1,200,000 of the Company's shares held by OAM. In light of the transaction with Bion, and because the loan was with TRG, the indirect parent of the Company, this loan was reclassified to a contra equity account in the balance sheet as of December 31, 2001.

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

* Under the Subscription Agreement relating to the Bion Investment and related Registration Rights Agreement, Bion agreed among other things (i) file with the SEC a Registration Statement with respect to the Bion Shares, as soon as practicable, and within 90 days of the Company's filing with the SEC of its

December 31, 2001 Form 10-K, and to use its best efforts to cause such Registration Statement to be declared effective as soon as practicable thereafter, (ii) to use its best efforts to cause all or a substantial portion the Bion Shares to be distributed to the Company's common stockholders in a tax efficient manner in accordance with applicable law, and (iii) to use its best efforts to hold an Annual Meeting of Bion Shareholders during 2002 (a meeting was held April 4, 2002), in accordance with its by-laws and applicable law. It is expected that the distribution will occur during the second half of calendar 2002. When that distribution occurs, approximately 11,000,000 of Bion's shares will be distributed back to Bion. Bion has advised the Company that it intends to cancel such shares. Despite Bion's best efforts, there can be no assurance that the registration and distribution of the Bion shares will occur in a timely manner or occur at all.

* On March 14, 2002, the Company and Bion entered in an agreement effective January 15, 2002 where the Company will pay $12,000 a month for management services, support staff and office space. In addition, Bion will advance to the Company sums needed to bring its filings with the SEC current, to distribute Bion shares to its shareholders, to locate and acquire new business opportunities and for on-going expenses. Bion shall have no obligation to make any advances in excess of $500,000. All sums due Bion shall be evidenced by a convertible revolving promissory note. As additional consideration, Bion shall receive a warrant to purchase 1,000,000 shares of the Company's common stock at $3.00 per share until March 14, 2007.

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

* Guzzi Corp. was a Delaware corporation formed by TRG in 1996 to acquire Moto Guzzi S.p.A. and Moto Guzzi North America, Inc., a North Carolina corporation, the exclusive U.S. importer and distributor of "Moto Guzzi" (Registered) brand motorcycles and spare parts.

* Established in 1921, Moto Guzzi S.p.A. is one of the oldest motorcycle brands in the world. Between 1921 and 1996, Moto Guzzi S.p.A. operated as an independent privately owned entity. In 1972, Moto Guzzi S.p.A., was acquired by TRG , then known as De Tomaso Industries, Inc. Because management attention was principally focused on TRG's other operating units, especially its Maserati automobile subsidiary (disposed of in 1993), limited investment was made in Moto Guzzi's product design and development activities and its manufacturing operations. Sales declined from a high of 46,487 units in 1971 to 3,274 units in 1993.

* Prior to the merger with the Company in March 1999, Moto Guzzi experienced continuous losses for twelve years and had not generated cash from operations for over three years. Since 1994, Moto Guzzi has made investments in reinforcing management and in logistical and production control systems and has increased outsourcing of components to qualified suppliers. It also introduced two new models, the "Centauro" and "Quota," and updated versions of its "California" and "Nevada" models which were well received by customers. Moto Guzzi North America, Inc. was acquired by TRG in January of 1996 and was transferred to Moto Guzzi Corp. in October 1996. In February 1997, Moto Guzzi France S.a.r.l., a new wholly-owned importer-distributor was established in France to strengthen distribution in important markets. Also, in January 1997, distribution in Germany was transferred to a new 25% owned affiliate of Moto Guzzi, MGI Motorcycle GmbH. In March 2000, Moto Guzzi acquired the remaining 75% of MGI Motorcycle GmbH. From 1994 to 1997 Moto Guzzi increased unit sales from approximately 4,300 to approximately 5,600. In the fiscal years ended December 31, 1998, and December 31, 1999, unit sales amounted to 5,647 units, and 6,275 units, respectively, although Moto Guzzi continued to operate at a loss.

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

* The proceeds of the merger with the Company were not sufficient to permit Moto Guzzi to make all of the investments needed to restore its operations to profitability. The Company and TRG had hoped that the merger with the Company and the listing of the merged entity on the over-the-counter market in New York would have given access to the additional capital required, and would have provided an incentive to management and key personnel through a stock option plan. Moto Guzzi was, however, unable to raise the further funds that it required, and by August 1999, was again experiencing liquidity difficulties. By the end of 1999, these financial difficulties had become severe, and the consequent difficulties of component supplies threatened operations.

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

* Under the Subscription Agreement relating to the Bion Investment and related Registration Rights Agreement, Bion has agreed among other things to
(i) file a with SEC a Registration Statement with respect to the Bion Shares, as soon as practicable, and within 90 days of the Company's filing with the SEC of its December 31, 2001 Form 10-K, and to use its best efforts to cause such Registration Statement to be declared effective as soon as practicable thereafter, (ii) to use its best efforts to cause all or a substantial portion of the Bion Shares to be distributed to the Company's common stockholders in a tax efficient manner in accordance with applicable law, and (iii) to use its best efforts to hold an Annual Meeting of Bion Shareholders during 2002 (a meeting was held April 4, 2002). It is expected that the distribution will occur during the second half of calendar 2002. When that distribution occurs, approximately 11,000,000 of Bion's shares will be distributed back to Bion. Bion has advised the Company that it intends to cancel such shares.

* As of the date of this report, the primary assets of the Company are the 19,000,000 Bion Shares and the 35% of the Claims With Respect to the Escrow Account and Claims Against IMI retained by the Company.

* Bion's business is described in its Form 10-K (as amended) for the fiscal year ended June 30, 2001 as filed with the SEC, and in other documents filed by Bion with the SEC.

* Bion's business and its continuation of operations are subject to numerous risk factors, including those set forth in Bion's Registration Statement on Form S-2, as filed with the SEC on April 13, 2001 and as amended.

* Once all or a substantial portion of the Bion Shares are distributed to the Company's stockholders the Company will have only nominal assets and will effectively be a publicly-held shell corporation. The Board of Directors will evaluate what, if any business opportunities are available to the Company, following such distribution.

ITEM 2.  PROPERTIES

The Company disposed of all of its real property when it disposed of the Moto Guzzi business to Aprilia.

Following the Bion transaction, the Company moved its head offices to Bion's offices at 18 East 50th Street, New York, NY 10022. The Company will pay Bion a monthly fee of $12,000, a portion of which is for the rent of these offices with the balance for management services and support staff provided to the Company by Bion.

ITEM 3.  LEGAL PROCEEDINGS

Pursuant to the Share Purchase Agreement and the Escrow Agreement relating to the sale of Moto Guzzi's operating subsidiaries, Lit. 9,375 million of the proceeds of the sale were placed into escrow.

In December 2000 and June 2001, legal counsel for Aprilia filed claims against the Company under the Share Purchase Agreement alleging various breaches of representations and warranties by Company.

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

On February 11, 2002 the Company brought a suit against IMI before the Civil Section of the Court of Milano, seeking reimbursement of Lit. 8,766 million (approximately US$4,253,000) of the Lit. 11,401 million (US$5,532,000) paid to IMI at the closing. The first hearing in the case, originally scheduled for May 27, 2002, was postponed to July 2, 2002 and as at May 15, 2002 IMI has not yet filed its defenses.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the year ended December 31, 2001

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's Class A Common Stock is currently quoted in the "Pink Sheets" under the symbol "CPTX".

The following table sets forth the range of high and low closing trading prices for the Company's Class A Common Stock for the quarter ended March 31, 2002 and the fiscal years ended December 31, 2001, and 2000, respectively, as quoted on the OTC Bulletin Board until May 23, 2001 and in the "Pink Sheets" thereafter. The OTC Bulletin Board is an inter-dealer automated quotation system sponsored and operated by the NASD for equity securities not included in the Nasdaq system. Pink Sheets LLC is a privately owned company that provides pricing and financial information for the over-the-counter securities markets. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

Class A Common Stock

2002                                  LOW                 HIGH

First quarter                       $0.17               $1.50

2001                                  LOW                 HIGH

First quarter                       $0.54               $1.625
Second quarter                      $0.17                $2.00
Third quarter                       $0.45                $1.50
Fourth quarter                      $0.35                $1.50

2000                                  LOW                 HIGH

First quarter                       $3.00                $6.906
Second quarter                      $2.00                $6.00
Third quarter                       $1.75                $2.625
Fourth quarter                      $0.563               $2.50


As of June 26, 2002 there were approximately 110 stockholders of record of the Company's common stock.

The Company did not pay any dividends during the 2001, 2000 or 1999 calendar years. The Company does not anticipate paying any dividends on its Common Stock for the foreseeable future, other than liquidating dividends, should it determine to present a liquidation proposal to its stockholders, and should such liquidation be approved by the Company's stockholders. Subject to the above, management intends to retain earnings, if any, for use in its business and to support development and expansion of the Company's business.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below for the fiscal years ended December 31, 2001, 2000, 1999, 1998, and 1997 have been derived from the Company's audited financial statements. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and such financial statements, including the notes thereto, included elsewhere in this Form 10-K.


                                                     Year ended December 31,
Income Statement Data              2001       2001       2000       1999       1998      1997
                                 US$000(a)    Lit.m      Lit.m      Lit.m      Lit.m     Lit.m
                                 ---------  --------   --------   --------   --------   -------
Net Sales(b)                     $      -         -          -          -          -         -
Loss from continuing operations  $   (141)     (307)    (3,084)         -          -         -
Profit/loss from discontinued
 operations(c)                   $      -         -     48,694    (22,976)   (20,299)  (10,569)
Net profit/loss                  $   (141)     (307)    44,521    (22,976)   (20,299)  (10,569)
Cash dividends per common share  $      -         -          -          -          -         -

Balance Sheet Data               $      -

Net assets of discontinued
 operations                      $      -         -          -          -          -    13,030
Total assets                     $ 13,120    28,522     30,916        327         25    13,030
Net liabilities of discontinued
 operations                      $      -         -          -     11,932      6,432         -
Long-term debt net of current
 portion                         $      -         -          -          -          -         -
Shareholders equity/deficit      $ 12,915    28,075     30,074    (15,240)   (21,104)     (737)
Gain/(Loss)per share             $  (0.02)      (51)     7,681     (4,440)    (6,101)   (3,177)
Continuing operations            $  (0.02)      (51)      (720)         -          -         -
Discontinued operations          $      -         -      8,401     (4,440)    (6,101)   (3,177)


(a)   Converted solely for the convenience of the reader at Lit. 2,174:
      US$1.00, the approximate rate as at December 31, 2001.
(b) The Company disposed of the Moto Guzzi business operations, its only business activity, in 2000. Accordingly, all operations prior to the disposal date of September 7, 2000 have been reclassified as discontinued operations.
(c) Includes Lit. 57,018 million gain on disposal of Moto Guzzi operations.

Exchange Rates

Since all of the production, and much of the sales, of the Company occurred in Italy, the Company's primary financial statements are reported in Italian Lira, the functional currency of the Company as defined by generally accepted accounting principles. U.S. Dollar translations are provided solely for the reader's convenience and have been made at the approximate rate of 2,174 Lira to the dollar as of December 31, 2001.

Prior to September 1992, the Bank of Italy maintained the value of the Lira within the narrow band contemplated by the Exchange Rate Mechanism (the "ERM") of the European Monetary System (the "EMS"). On September 17, 1992, in response to strong downward pressure on the exchange rate of the Lira against other EMS currencies that continued despite intervention by the Bank of Italy and the central banks of other nations participating in the EMS, the Italian government, in consultation with the Bank of Italy, suspended the Lira from the ERM. Following this suspension, the value of the Lira immediately declined by approximately 20% against the main EMS currencies with similar consequent depreciation against the U.S. Dollar. The Lira was readmitted into the ERM on November 25, 1996. On January 1, 1999, Italy participated as one of the 12 European countries in a European common currency, the Euro and the conversion rate of 1936.27 Lire to the Euro was fixed. As at January 1, 2002, the Euro replaced the Lira as the official currency in Italy.

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

In June 2001, all cash balances were converted to US dollars and transfered to a US bank. Prior to that, fluctuations in the exchange rates between the Euro/Lire and the US dollar affected the US dollar equivalents of the Company's reported revenues and earnings. In the past, the Company did not engage in hedging activities to reduce its exposure to exchange rate fluctuations.

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

Results of operations

During the year ended December 31, 2001, the Company received interest income on the investment of the proceeds from sale of its motorcycle operations, principally from the Euro denominated securities and cash balances held in US banks. Selling, general and administrative expenses principally relate to tax, accounting and legal compliance costs and the cost of director's and officer's insurance.

As all of the Company's activities in 1999 were related to the disposed motorcycle business, there are no income or costs from continuing operations during these periods.

Discontinued operations in 2000 reflect the losses of the disposed subsidiaries through June 30, 2000 (the effective date of accounting for their disposal) and losses through to the disposal date of September 7, 2000 of the Company. The Company recorded a gain on disposal of the motorcycle operations of Lit. 57,018 million, as the sale price, which reflected the value of the Moto Guzzi brand, was higher than the book value of the disposed operations.

Liquidity and Going Concern

Significant cash activities in 2001

On June 13, 2001 the Company, TRG and OAM entered into the Centerpoint Loan Agreement. Pursuant to the terms and conditions of this agreement, the Company agreed to loan TRG US$4,200,000. The Centerpoint Loan bears interest at a rate of 5 % per annum, is repayable in full on the earlier of June 13, 2002 or the date on which the TRG causes or permits a liquidation of the Company, and is secured by the 300,000 shares of the Company's common stock currently owned by TRG. In connection with the Centerpoint Loan, OAM also entered into the OAM Guaranty wherein it guaranteed TRG's obligations under the Centerpoint Loan Agreement. OAM's liability under the OAM Guaranty was limited to the value of the 1,200,000 shares of the Company's common stock held by OAM. The TRG Promissory Note was used by the Company as partial consideration in its acquisition of the Bion shares, and in Bion's acquisition of the Company's shares from OAM. In light of the transaction with Bion, and because the loan was with TRG, the indirect parent of the Company, this loan was reclassified to a contra equity account as of December 31, 2001. See Part I above and Note
6   Related Party Transactions and Note 13   Subsequent Events to the
Financial Statements.

Future cash needs; application of liquidity after December 31, 2001

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

* On January 15, 2002, as described above in Part I and Note 13 to the Financial Statements, the Company, closed the transaction with Bion by purchasing 19,000,000 shares of restricted stock of Bion in exchange for approximately US$8.5 million in cash (substantially all of the Company's cash), the US$4.2 million TRG Promissory Note (including accrued interest), and the assignment of 65% of the Company's claims with respect to the escrow accounts and claims against IMI. Unrestricted stock of Bion is traded on the OTC/BB market under the ticker "BION".

Immediately upon consummation of this transaction, Bion purchased a 57.7% majority interest in the Company from OAM. The total consideration paid by Bion to OAM consisted of (i) US$3,700,000 in cash, (ii) the assignment to OAM of the US$4.2 million TRG Promissory Note (including accrued interest) and
related loan guarantees (See Note 6   Related Party Transactions), (iii) the
assignment of the 65% interest in the Company's claims with respect to the escrow accounts and claims against IMI, (iv) the issuance of 1,000,000 shares of Bion's common stock, and (v) the issuance of a warrant to acquire 1,000,000 shares of Bion's common stock at a price of US$0.90, with expiration date of January 10, 2007.

* At the time of the filing of this Report, the Company has approximately US$16,000. In order to meet future costs, such as sums needed to bring its filings with the SEC current, to distribute Bion shares to its shareholders, to locate and acquire new business opportunities and for ongoing expenses, loans from Bion will need to be made to the Company. Bion shall have no obligation to make any advances in excess of US$500,000. All sums due Bion shall be evidenced by a convertible revolving promissory note.
Furthermore, the Company has incurred operating losses and relies on the financial support of Bion, its majority shareholder. Taking into consideration that Bion has incurred operating losses and has, in addition, an accumulated deficit and shortage of funds, there can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that if such required funds are not internally generated that such funds will be available from external sources. Consequently, this raises a substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

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

The following table sets forth certain information regarding each Director as of June 26, 2002:

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

David Mitchell was appointed as President and CEO of the Company on January 24, 2002, following Bion's acquisition of a controlling interest in the Company. Mr. Mitchell was a founder of the Company and also served as Chief Executive Officer of the Company from 1997 to March 5, 1999 and has been a Director of the Company at all times since 1996. Mr. Mitchell is also President, CEO and a Director of Bion, which acquired control of the Company on January 15, 2002. Mr. Mitchell is also a principal equity holder of Bion. He also is President of Mitchell & Company, Ltd., a New York-based merchant banking company founded by him in January 1991. Mr. Mitchell was a director of Kellstrom Industries, Inc. until his resignation on February 20, 2002 and Bogen Communications International, Inc. until his resignation on October 28, 1999, both of which are traded on the NASDAQ National Market. Mr. Mitchell was also a director of several private companies.

The following persons were Directors of the Registrant in the period from January 1, 2001 through December 31, 2001.

                                                            Date of
    Name             Age         Position                  Resignation

Mark S. Hauser(1)    44       Executive Chairman and     January 15, 2002
                              Director (1)

Howard E. Chase      65       Director                   January 15, 2002

Barry Fingerhut      55       Director                   January 15, 2002

Gianni Bulgari       65       Director                   January 15, 2002

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

Howard E. Chase served as a Director and as Secretary of the Company since March 5, 1999 until his resignation on January 15, 2002. Mr. Chase has been a Director of Trident Rowan Group, Inc., the Company's majority stockholder prior to the acquisition of the Company by Bion on January 15, 2002, since 1971 and was President and Chief Executive Officer of TRG from October 1995 to March 1998 and was Chairman of the Board of Directors of TRG from March 1999 to September 1999. Mr. Chase was a partner of Morrison Cohen Singer & Weinstein, LLP from April 1984 until September 1995. On January 21, 2002, Mr. Chase joined the Board of Directors of Bion. Mr. Chase has been a Director of Thoratec Laboratories, Inc., a Nasdaq-traded company, since 1987 and has been a Director of International Diamalt Co., Ltd., a U.K. based company since 1998. He is also President of Carett Holdings, Inc., an asset management company.

Barry Fingerhut became a Director of the Company on March 8, 1999 and resigned on January 15, 2002. Mr. Fingerhut is currently the President of Geo Capital LLC, a privately held venture capital firm, and is a general partner of Wheatley Funds, LLP, also a privately-held venture capital firm. Mr. Fingerhut is also a Director of VCampus, Inc. a publicly traded education company. Mr. Fingerhut was a member of the Company's Compensation Committee.

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

Each of Messrs. Chase, Hauser, Mitchell and Spier is a Director of a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). None of the other above-described persons is a Director of such a company or of any company registered as an Investment Company under the Investment Company Act of 1940.

All of the current members of the Board of Directors who were directors in 2001 attended at least 75% of those meetings held in such year during their term of service.

Executive Officers

The following table sets forth certain information concerning the executive officers of the Company as of April 30, 2002.

                                    Position               Officer of the
Name                 Age         with the Company          Company since

David Mitchell (1)   40     President, CEO and Director   January 24, 2002

David Fuller         46     Secretary and Principal       January 24, 2002
                             Accounting Officer

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

The following table sets forth certain information concerning the executive officers of the Company in the period from January 1, 2001 through April 30, 2002, other than for Mr. Hauser which is listed in the table above.

                                                             Officer of the
      Name               Age  Position with the Company     Company from / to

Mark S. Hauser (1)       44   Executive Chairman            3/1999 to 1/2002

David Mitchell (2)       40   President                     1/2002 to Present

David Fuller   (3)       46   Principle Accounting Officer  1/2002 to Present
__________________

(1) As the Executive Chairman of the Company, Mr. Hauser performed policy making functions for the Company and, pursuant to Rule 3b-7 of the Exchange Act, was considered an "executive officer" of the Company.

(2) As the President of the Company Mr. Mitchell performs policy making functions for the Company and, pursuant to Rule 3b-7 of the Exchange Act, is considered an "executive officer" of the Company.

(3) As the Principle Accounting Officer of the Company, Mr. Fuller performs policy making functions for the Company and, pursuant to Rule 3b-7 of the Exchange Act, is considered an "executive officer" of the Company.

Mark Hauser.  The information on Mr. Hauser is set forth above.

David Mitchell.  The information on Mr. Mitchell is set forth above.

David Fuller.  The information on Mr. Fuller is set forth above.


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and any persons who own more than ten percent of the Class A Common Stock or Series B Preferred Stock are required to file reports of initial ownership of the Class A Common Stock or Series B Preferred Stock, as the case may be, and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent beneficial owners are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon the review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 5 were filed late, the Company believes that during the fiscal year ended December 31, 2001, the Section 16(a) filing requirements were complied with.

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

Summary of Compensation

The following table summarizes the compensation earned by the Named Executive Officers during the fiscal years ended December 31, 2001, 2000 and 1999, respectively.

                                 Summary Compensation Table
                                                                Securi-                 All
                                                      Other      Res-     ties Un-     Other
                                                      Annual    tricted   derlying     Compen-
Name and Principal      Fiscal                        Compen-    Stock    Options/     sation
     Position           Year(1)  Salary(2)   Bonus    sation(3) Award(s)   SARs       Payouts(2)
---------------------   -------  ---------  -------   --------- --------  ---------  ------ -----
Mark S. Hauser
Executive Chairman (4)   2001           -      -             -     -          -         -    -
                         2000     $60,000      -       $246,691    -          -         -    -
                         1999     $90,000      -       $108,000    -          -         -    -

Mario Scandellari        2001           -      -              -    -          -         -    -
Chief Operating          2000     Lit.100m.           Lit.500m.    -          -         -    -
Officer (5)                      ($45,998)           ($229,991)
                         1999     Lit.300m.    -              -    -          -         -    -
                                ($155,925)

Nick Speyer              2001           -      -              -    -          -         -    -
Chief Financial          2000     Lit. 48m.    -       $125,000    -          -         -    -
Officer (6)                         and
                                  $72,000
                                 ($94,079)
                         1999     Lit.120m.    -          -        -          -         -    -
                                    and
                                  $46,000
                                ($101,198)

Mario Tozzi-Condivi(7)   2001           -      -          -        -          -         -    -
President, Moto          2000           -      -          -        -          -         -    -
Guzzi S.p.A.             1999     $96,238    $69,000      -        -          -         -    -

John Porter (8)          2001           -      -          -        -          -         -    -
President, Moto Guzzi    2000     $30,000      -          -        -          -         -    -
North America Inc.       1999     $90,000    $33,750      -        -          -         -    -

_____________________

(1) From its incorporation through March 5, 1999, the Company's fiscal year ended on August 31. On March 5, 1999, in connection with the Merger, the Company adopted Moto Guzzi Corp.'s fiscal year end of December 31. All compensation set forth herein is calculated as if the Company's fiscal year for each of the years shown was December 31

(2) Lire amounts in the table above and in the following notes have been converted to dollars at the rate of 2,174 Lire per U.S. Dollar, the approximate rate in effect on December 31, 2001 (Lire 2,061 and Lire 1,924 per U.S. Dollar on December 31, 2000 and 1999, respectively).

(3) The aggregate amount of such compensation is less than the lesser of either $50,000 or 10% of such person's total annual salary and bonus.

(4) Mr. Hauser has been the President and Co-Chief Executive Officer of TRG, the ultimate parent company of the Company since March 1998. Prior to that he was a director of TRG from May 1997. Compensation in 2000 is from January through August 31, when Mr. Hauser's employment agreement was terminated. US$ 169,500 is included in other annual compensation in respect of termination as well as $76,691 in respect of provision of office space for the Company through August 2000.

(5) Mr. Scandellari joined the Company as the CEO of Moto Guzzi S.p.A. on March 5, 1999. Compensation figures for Mr. Scandellari for 1999 are on an annualized basis. Mr. Scandellari's employment agreement was terminated on April 30, 2000. Compensation for 2000 reflects the four months to April 2000. Mr. Scandellari was paid Lit. 500 million (US$ 242,602) in respect of the termination of his employment, included in other annual compensation.

(6) Mr. Speyer joined the Company as the Chief Financial Officer of Moto Guzzi S.p.A. in October, 1998. Compensation for 2000 is from January through September 30, when Mr. Speyer's employment was terminated. US$ 125,000 is included in other annual compensation in respect of termination.

(7) Mr. Tozzi-Condivi was the President of Moto Guzzi, S.p.A. from July 1996 to March 2000. All compensation shown above for Mr. Tozzi-Condivi was paid by
Moto Guzzi, S.p.A. through a consulting contract with Como Consultants.   Mr.
Tozzi-Condivi passed away in March 2000. He had been ill during the months preceding his death and had not performed any duties for Moto Guzzi S.p.A. in 2000.

(8) Mr. Porter was the President of Moto Guzzi North America, Inc. All compensation shown above for Mr. Porter was paid by Moto Guzzi North America, Inc. Compensation for 2000 is in respect of the four months to April 30, 2000 when Aprilia assumed management responsibility for the operations and results of Moto Guzzi's operating subsidiaries.


Grants of Stock Options

No award of stock options was made to the Named Executive Officers during the year ended December 31, 2001.

In March 1999, the Board of Directors of the Company authorized the issuance of options to executives and other key employees of the Company's operating subsidiaries to acquire up to 675,000 shares of Class A Common Stock in the aggregate. However, no grants were ever awarded.

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

No options were issued as at January 2, 2002 in view of the impending Bion transaction.

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

Scandellari Employment Agreement. On March 24, 1999, Mr. Scandellari entered into an agreement with Moto Guzzi S.p.A. whereby he was appointed as Managing Director of Moto Guzzi S.p.A. Mr. Scandellari's compensation was agreed at Lit. 300,000,000 (approximately $137,995) plus an annual bonus, fixed at Lit. 30,000,000 (approximately $13,800) for 1999 if certain economic targets were met and to be agreed from time to time for future years. In May 1999, Mr. Scandellari was appointed as Chief Operating Officer of the Company, though his employment agreement with Moto Guzzi S.p.A was not varied in any way nor any separate agreement made with the Company. Mr. Scandellari's agreement with Moto Guzzi S.p.A. could be terminated at any time and for any reason. If terminated within the first nine months, Mr. Scandellari would be entitled to his full annual compensation. If terminated within nine and twelve months, Mr. Scandellari would be entitled to all compensation amounts matured plus Lit. 75,000,000 (approximately $34,499) and if terminated after one year he would be entitled to payment for a three month notice period plus Lit. 150,000,000 (approximately $68,997). In May 2000, Mr. Scandellari's agreement was terminated by the Company. As part of such termination, the Company agreed to pay Mr. Scandellari a total of Lit. 500,000,000 (approximately $220,991) representing contractual entitlements of Lit. 225,000,000 (approximately $103,496) and a further amount to reflect his efforts to manage the Company during the extremely difficult financial circumstances in which it found itself.

Agreement with respect to Nick Speyer. In October 1998, Moto Guzzi Corp. and Mr. Speyer agreed that Mr. Speyer would be employed as Chief Financial Officer of Moto Guzzi Corp. and, on completion of the merger of Moto Guzzi Corp. into the Company (which occurred on March 5, 1999), would be employed as Chief

Financial Officer of the Company. Mr. Speyer's employment with the Company was not governed by any written agreement but based on verbal agreements with the board of directors. Mr. Speyer, who initially worked on a less than full time basis with Moto Guzzi Corp. was paid $6,000 per month from November 1998 to January 1999 and $10,000 in February 1999 by Moto Guzzi Corp. Mr. Speyer's compensation from March 1999, approved by the compensation committee/board of directors in March 1999 was agreed as Lit. 12,000,000 (approximately $5,520) plus U.S. $3,000 per month, reflecting Mr. Speyer working approximately 85%-90% of his time for the Company. Mr. Speyer also provided financial consulting services to OAM S.p.A., the majority shareholder of the Company, for which OAM S.p.A paid him separately. Mr. Speyer's employment with the Company effectively terminated on September 7, 2000 in connection with the sale of the subsidiaries to Aprilia. Mr. Speyer was paid $125,000 as severance in connection with such termination.

Tozzi-Condivi Employment Agreement. On June 3, 1999 the Company entered into an agreement with Como Consultants Limited ("Como"), a consulting company based in Jersey, Channel Islands, pursuant to which Mr. Tozzi-Condivi agreed to serve as the President of the Company, and as a member of the Board of Directors for a period of three years. Pursuant to such agreement Como was paid $165,238 during the year ended December 31, 1999. Such amounts include a bonus of US$69,000 paid in April 1999 in respect of Mr. Tozzi-Condivi acting as Managing Director of Moto Guzzi S.p.A. until Mr. Scandellari was hired in March 1999. The Como Consulting agreement was terminated in March 2000, as a result of Mr. Tozzi-Condivi's death.

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

Mr. Chase entered into a termination agreement with the Company in connection with the sale of the Company's subsidiaries. Pursuant to the termination agreement Mr. Chase's engagement as a consultant terminated in August 2000, and Mr. Chase was paid $51,400 as severance.

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

Mr. Arbib entered into a termination agreement with the Company in connection with the sale of the Company's subsidiaries. Pursuant to the termination agreement Mr. Arbib's engagement as a consultant terminated in August 2000 and Mr. Arbib was paid $37,900 as severance.

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

      Date            Amount     Exercise Price    Independent Directors

January 2, 2000       12,500(1)      $3.719               Bulgari
January 2, 2000       12,500(1)      $3.719               Fingerhut
January 2, 2000       12,500(1)      $3.719               O'Connell
January 2, 2000       12,500         $3.719               Mitchell
January 2, 2001       12,500(1)      $1.375               Bulgari
January 2, 2001       12,500(1)      $1.375               Fingerhut
January 2, 2001       12,500         $1.375               Mitchell

(1)  These options have not been exercised and have since expired.
The authority to grant options under the 1998 Directors Plan will terminate on the earlier of December 31, 2008 or upon the issuance of the maximum number of shares of stock reserved for issuance under the plan.

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

In summary, at May 29, 2002, total grants under 1998 Plans were for options to purchase 412,500 shares, all vested, at a weighted average exercise price of $8.8859 and an average remaining life of 7.55 years.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of the Company during the years ended December 31, 2001 and December 31, 2000 were Messrs. Bulgari and Fingerhut. Messrs. Bulgari and Fingerhut resigned their positions with the Board and its committees on January 15, 2002. No member of the Compensation Committee of the Board of Directors of the Company was, during the fiscal year ended December 31, 2001, an officer or employee of the Company or any of its subsidiaries or affiliates, or was formerly an officer of the Company or any of its subsidiaries or affiliates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 26, 2002, by each person who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock.

(a)   Security Ownership of Certain Beneficial Owners.

                                                    Common Stock
Name and Address                              Number of     Percent of
of Beneficial Owner                             Shares       Class (4)
-------------------                           ---------     ----------

Bion Environmental Technologies Inc.          4,459,997(1)     63.67%

Barry Rubenstein                                415,379(2)      6.92%

Allen & Company                                 315,000(3)      5.25%
____________________

(1) Represents 3,459,997 shares owned directly by Bion and shares underlying a warrant to purchase 1,000,000 shares of common stock.

(2) Represents 20,000 shares of common stock held directly by Mr.
    Rubenstein, 342,410 shares of common stock held by Wheatley Partners, L.P., 21,590 shares of common stock held by Wheatley Foreign Partners, L.P., 2,112 shares of common stock held Woodland Venture Fund, 1,267 shares of common stock held by Woodland Partners, 28,000 shares of common stock held by Seneca Ventures. Mr. Rubenstein disclaims beneficial ownership of these securities, except to the extent of his respective equity interests therein.

(3) Represents shares underlying warrants to purchase 315,000 shares of common stock.

(4) The percent of the class is calculated pursuant to Rule 13d-3, based on 6,005,339 shares outstanding on May 29, 2002.


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

                                                   Common Stock
               Name of                     Number of       Percent of
           Director/Officer                 Shares          Class (2)
           ----------------                ---------       ----------

           David Mitchell                  115,000(1)         1.91%

           Officers and Directors
           as a Group (2 persons)          115,000            1.91%
_______________

(1) Includes 42,500 shares which Mr. Mitchell has a right to acquire within 60 days through the exercise of stock options. Also includes warrants to purchase 30,000 shares of common stock. Also includes 42,500 shares of common stock owned directly by Mr. Mitchell.

(2) The percent of the class is calculated pursuant to Rule 13d-3, based on 6,005,339 shares outstanding on May 29, 2002.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Investment in Bion Environmental Technologies, Inc.; Bion Acquisition of Control of the Company

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

The Board also resolved to approve the purchase by Bion of 3,459,997 shares (approximately 57.7%) of the Company's stock from OAM S.p.A. ("OAM"). Such approval was required by Trident Rowan Group, Inc. ("TRG") and OAM, affiliates of the Company, as a condition to their waiver of their rights to cause a liquidation of the Company and release of the Company from such obligations, the obtaining of which was a pre-condition to the Company's ability to make the Bion Investment.

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

Under the Subscription Agreement and related Registration Rights Agreement, Bion agreed among other things to (i) file with the SEC a Registration Statement with respect to the Bion Shares, as soon as practicable, and within 90 days of the Company's filing with the SEC of its December 31, 2001 Form 10-K, and to use its best efforts to cause such Registration Statement to be declared effective as soon as practicable thereafter, (ii) to use its best efforts to cause the Bion Shares to be distributed to the Company's common stockholders in a tax efficient manner in accordance with applicable law, and
(iii) to use its best efforts to hold an Annual Meeting of Bion Shareholders during 2002 (a meeting was held April 4, 2002). It is expected that the distribution will occur during the second half of calendar 2002. When that distribution occurs, approximately 11,000,000 of Bion's shares will be distributed back to Bion. Bion has advised the Company that it intends to cancel such shares.

On March 14, 2002, the Company and Bion entered in an agreement effective January 15, 2002 where the Company will pay $12,000 a month for management services, support staff and office space. In addition, Bion will advance to the Company sums needed to bring its filings with the SEC current, to distribute Bion shares to its shareholders, to locate and acquire new business opportunities and for on-going expenses. Bion shall have no obligation to make any advances in excess of $500,000. All sums due Bion shall be evidenced by a convertible revolving promissory note. As additional consideration, Bion shall receive a warrant to purchase 1,000,000 shares of the Company's common stock at $3.00 per share until March 14, 2007.

Three of the Company's former Board members, Mark Hauser, Gianni Bulgari and Howard Chase are members of the Board of Directors of TRG, the parent of OAM, and three of the Company's directors, Mark Hauser, Gianni Bulgari and William Spier are principal stockholders of TRG.

Mark Hauser was a director of the Company until January 15, 2002 and a member of the Board of Directors of OAM.

David Mitchell, a director of the Company, is the Chairman, President, Board member and a principal stock and warrant holder of Bion. Additionally, a portion of the proceeds of the Bion investment was used to pay off $718,485 of indebtedness of Bion owed to Mr. Mitchell.

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

Loans by Spier, Fingerhut Affiliates and OAM to the Company

In August 1999, William Spier, a director of TRG from May 1997 to December 1999 and a director of the Company from March 1999 until January 24, 2002, made an advance of $250,000 to the Company. Entities associated with Mr. Barry Fingerhut, a Director of the Company from March 1999 until January 15, 2002, also advanced $1,000,000 in 1999. The advances, together with $1,600,000 in advances to the Company by OAM were converted into Series B Preferred Stock of the Company in February 2000.

Issuance of 5% Debentures by Trident Rowan Group and Lending of Proceeds

On December 28, 1999, TRG issued $6,000,000 of 5% Convertible Debentures due December 28, 2001 to provide funds for the Company and for its general corporate purposes. In connection with raising these funds, TRG issued a $250,000 5% Convertible Debenture on the same terms as for the $6,000,000 raised to Emanuel Arbib, Co-CEO of TRG and a former Director of the Company, for his efforts in connection with such placement. TRG also paid $60,000 plus $26,106 for legal expenses to Investec Ernst & Company. Mark Segall, a director of TRG is an officer of Investec Ernst & Company.

Issuance and Redemption of Series B Preferred Stock

On February 25, 2000, the Company issued 123,500 shares of a new Series B Preferred Stock to Fineco Sim S.p.A., an Italian institutional investor ("Fineco"), and affiliates of Fineco, TRG , OAM, and William Spier, a director of the Company, and Wheatley Partners LP and Wheatley International Partners LP, each of which is an affiliate of Barry Fingerhut, a director of the Company, for $100 per share (an aggregate price of $12,350,000). The shares were issued as follows (i) 60,000 to Fineco and its affiliates for cash, (ii) 35,000 shares to TRG for cash, (iii) 16,000 to OAM in repayment of outstanding loans due to OAM, (iv) an aggregate of 10,000 shares to Wheatley Partners and Wheatley International Partners, in repayment of loans made by them to the Company, and 2,500 shares to Mr. Spier in repayment of loans made by him to the Company.

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

April 14, 2000 Share Purchase Agreement

The Share Purchase Agreement providing for the sale of the Company's operating subsidiaries to Aprilia (described above) contained a condition that OAM (the holder of approximately 58% of the issued and outstanding shares of the Company's Class A common stock, and a subsidiary of TRG) agree to vote its capital stock for the sale, and by letter to Aprilia dated April 14, 2000, OAM agreed, among other things, to vote its shares for the sale.

In order to induce OAM to deliver its letter to Aprilia, the Company agreed with OAM and TRG by letter dated April 14, 2000 that, among other things, it would pay IMI's fees in connection with the sale. The April 14th letter was amended on June 8, 2000 to provide, among other things, that the Company would, as promptly as practicable after the closing of the sale, but in no event later than 90 days following the closing, hold a meeting of stockholders to consider and vote upon a proposal to liquidate all of the Company's assets and dissolve itself. The date for proceeding to propose a liquidation was subsequently extended by TRG Rowan and OAM to July 15, 2001.

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

Centerpoint Loan to Trident Rowan Group

TRG's 5% Convertible Debentures in an aggregate amount of $ 6,250,000 were scheduled to come due in December 2001. In order to enable TRG to pay off the Debentures on June 13, 2001 the Company, TRG and OAM entered into the Centerpoint Loan Agreement. Pursuant to the terms and conditions of this agreement the Company agreed to loan TRG $4,200,000. On June 13, 2001 the Company made the Centerpoint Loan and on June 15, 2001 TRG paid the holders of the $6,000,000 Debentures $4,207,500 in cash, which the Debenture holders accepted as payment in full on the Debentures (including past due interest), representing a 31.5% discount from their face value. In June 2001 the Company paid Mr. Arbib $218,750, which Mr. Arbib accepted as payment in full on the $250,000 of Debentures held by him. The Centerpoint Loan bears interest at a rate of 5 % per annum, is repayable in full on the earlier of June 13, 2002 or the date on which the TRG causes or permits a liquidation of the Company, and is secured by the 300,000 shares of the Company's common stock currently owned by TRG. In connection with the Centerpoint Loan, OAM also entered into the OAM Guaranty wherein it guaranteed TRG's obligations under the Centerpoint Loan Agreement. OAM's liability under the OAM Guaranty is limited to the
value of the 1,200,000 shares of the Company's common stock held by OAM.   In
light of the transaction with Bion, and because the loan was with TRG, the indirect parent of the Company, this loan was reclassified to a contra equity
account in the balance sheet as of December 31, 2001 (See Note 13   Subsequent
Events).

Each of Mark S. Hauser and Nick Speyer is an officer or Director of OAM, which until January 15, 2002, held approximately 57% of the Company's Common Stock.

Each of the following former directors of the Company is also an Officer or Director of TRG: Howard E. Chase, Mark S. Hauser, Gianni Bulgari and Emmanuel

Arbib. Additionally, each of Mark Hauser, Gianni Bulgari and Emmanuel Arbib are principal stockholders of TRG.

On October 1, 1998, a bridge loan of Lit. 3,000 million was made by Mr. Gianni Bulgari a director of the Company until January 2002, to OAM who lent the proceeds to Guzzi Corp. to provide financing in anticipation of the consummation of the merger with NAAC. The loan by OAM to Guzzi Corp. was made on the same terms and conditions as the loan by Mr. Bulgari to OAM and bore interest at 10% and a flat fee of 1%, through March 31, 1999. The Company had sought similar financing from third parties and the terms and conditions above were more favorable than any expressions of interest by third parties. The Lit. 3,000 million loan from Mr. Bulgari was repaid in May 1999 by OAM.

The loan was, however, not repaid to OAM by the Company on its expiry of March 31, 1999 and in July 1999, the Company agreed to issue a warrant to purchase 100,000 shares to OAM at a subscription price of $0.01 each on condition that OAM reduced the interest rate on this loan to 4% and maintained both this loan and collateral of Euro 2,050,000 deposited as security for a bank credit line of Moto Guzzi S.p.A. through March 31, 2000. The Company accounted for the fair value of the 100,000 shares issuable to OAM of Lit. 1,222 million as finance expense to be amortized over the period for which OAM agreed to maintain in place its loans and funds deposited as collateral. OAM exercised this warrant in 2000 and continued to provide the financial support from the expiry on March 31, 2000 until the sale of Moto Guzzi operations in September 2000, without any additional compensation.

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

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      AND FINANCIAL STATEMENT SCHEDULES
                             (Item 14(a)1 and 2)

                                                                    Page

Report of Independent Public Accountants  ......................... F-2

Consolidated Balance Sheets - December 31, 2001 and 2000........... F-3

Consolidated Statements of Operations - Years ended December 31,
2001, 2000 and 1999 ............................................... F-4

Consolidated Statements of Changes in the Shareholders'
Equity and Comprehensive Income/(Loss) - December 31,
2001, 2000 and 1999................................................ F-5

Consolidated Statements of Cash Flows - December 31, 2001, 2000
and 1999 .......................................................... F-6

Notes to Consolidated Financial Statements - December 31, 2001 .... F-8

Valuation and Qualifying Accounts ................................. F-30

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.

Report of Independent Public Accountants

To the Shareholders and Board of Directors
Centerpoint Corporation:

We have audited the accompanying consolidated balance sheets of Centerpoint Corporation (a Delaware corporation, known as Moto Guzzi Corporation through September 19, 2000) (See Note 1) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001, expressed in Italian Lire. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centerpoint Corporation and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the Unites States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Notes 1 and 13, in January 2002, the Company consummated a transaction with Bion in exchange for essentially all of the Company's cash, receivables from related parties and 65% of rights on certain claims. Upon consummation of this transaction, Bion became the majority shareholder of the Company. Furthermore, the Company has incurred operating losses and relies on the financial support of its majority shareholder. Taking into consideration that Bion has incurred operating losses and has, in addition, an accumulated deficit and shortage of funds, there can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that if such required funds are not internally generated that such funds will be available from external sources. Consequently, this raises a substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Milan, Italy
May 29, 2002

/s/ Arthur Andersen SpA
Arthur Andersen SpA

CENTERPOINT CORPORATION
(Moto Guzzi Corporation through September 19, 2000)
CONSOLIDATED BALANCE SHEETS
December 31, 2001

                                      Dec. 31        Dec. 31      Dec. 31
                                        2001          2001         2000
ASSETS                                US$'000        Lit. m        Lit. m
                                      ---------   ------------  ------------
Cash and cash equivalents             $   8,761   Lit.  19,046  Lit.   2,411
Short-term marketable securities
 held to maturity, at cost                    -              -        28,351
Prepaid expenses                             43             93           154
                                      ---------   ------------  ------------
TOTAL CURRENT ASSETS                      8,804         19,139        30,916
                                      ---------   ------------  ------------

TOTAL ASSETS                          $   8,804   Lit.  19,139  Lit.  30,916
                                      =========   ============  ============
LIABILITIES

Accounts payable                              8             17            91
Amounts due to related and affiliated
 parties                                     40             88           390
Accrued expenses and other payables         157            342           361
                                      ---------   ------------  ------------
TOTAL CURRENT LIABILITIES                   205            447           842
                                      ---------   ------------  ------------

SHAREHOLDERS' EQUITY                      8,599         18,692        30,074
 Common stock, par value $0.01 per
  share:
   Authorized 20,250,000 shares;
    5,999,089 (2000 - 5,999,089)
    shares outstanding                       50            108          108
   Additional paid-in capital            18,635         40,510       40,510
   Loan to TRG                           (4,316)        (9,383)          -
   Accumulated other comprehensive
   Income(Loss)                            (667)        (1,450)         242
   Accumulated deficit                   (5,103)       (11,093)     (10,786)
                                      ---------   ------------  ------------
LIABILITIES & SHAREHOLDERS'
 EQUITY                             $  8,804   Lit.  19,139  Lit.  30,916
                                      =========   ============  ============

See Notes to Consolidated Financial Statements

CENTERPOINT CORPORATION
(Moto Guzzi Corporation through September 19, 2000)
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2001, 2000 and 1999

                                                Dec. 31        Dec. 31          Dec. 31           Dec. 31
                                                  2001          2001             2000              1999
                                                US $'000       Lire m.          Lire m.           Lire m.
                                               ----------   --------------   --------------   --------------
Interest income (including intercompany of Lit. 253)  383   Lit.       832   Lit.       497   Lit.         -
Selling, general and administrative expenses         (545)          (1,185)            (245)               -
Finance expense: shares issued to TRG                   -                -           (3,347)               -
Other income, net                                      21               46               11                -
                                               ----------   --------------   --------------   --------------
Loss from continuing operations                      (141)            (307)          (3,084)               -
Discontinued operations:
 Loss from disposed motorcycle operations
  (after tax of Lit. 514 and Lit. 88)                   -                -           (8,324)         (22,976)
Gain on disposal of motorcycle operations               -                -           57,018                -
                                               ----------   --------------   --------------   --------------
Net profit/(loss)                                    (141)            (307)          45,610          (22,976)
Preferred stock dividends                               -                -           (1,089)               -
                                               ----------   --------------   --------------   --------------
Profit/(loss) attributable to common
 shareholders                                  $     (141)  Lit.      (307)  Lit.    44,521   Lit.   (22,976)
                                               ==========   ==============   ==============   ==============

BASIC EARNINGS/(LOSS) PER SHARE:                  US $            Lire              Lire             Lire
                                               ----------   --------------   --------------   --------------
Continuing operations                          $    (0.02)  Lit.       (51)  Lit.      (720)  Lit.         -
Discontinued operations                        $        -   Lit.         -   Lit.     8,401   Lit.    (4,440)

DILUTED EARNINGS/(LOSS) PER SHARE:
  Continuing operations                        $    (0.02)  Lit.       (51)  Lit.       720   Lit.         -
  Discontinued operations                      $        -   Lit.         -   Lit.     8,401   Lit.    (4,440)

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING DURING THE PERIOD
   Basic                                        5,999,089        5,999,089        5,796,106        5,174,481
                                                =========        =========        =========        =========
   Diluted                                      5,999,089        5,999,089        5,796,106        5,226,852
                                                ---------        =========        =========        =========


See Notes to Consolidated Financial Statements

CENTERPOINT CORPORATION
(Moto Guzzi Corporation through September 19, 2000)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
   EQUITY/(DEFICIT) AND COMPREHENSIVE INCOME/(LOSS)
December 31, 2001, 2000 and 1999

                                                                                        Accumu-
                                                                                        lated
                                                                                        Other
                                                                              Addi-    Compre-                    Share-    Compre-
                             Class A            Class B                      tional    hensive           Accumu-  holders'  hensive
                          Common Stock    Preferred Stock  Preferred Stock   Paid-In    Income   Loan     lated   Equity    Income/
                        Shares    Amount  Shares  Amount   Shares   Amount   Capital    (Loss)  to TRG   Deficit  (Deficit) (Loss)
                       ---------  ------  ------  ------  --------  ------  ---------  -------  -------  -------  -------   -------
At December 31,
 1999 Lit.m            3,327,139      59       -       -         -       -     11,011      157        -  (32,331) (21,104)

Net loss                       -       -       -       -         -       -          -        -        -  (22,976) (22,976)  (22,976)
Translation adjustment         -       -       -       -         -       -          -      (24)       -        -      (24)      (24)
Recapitalization -
 parent company debt
 exchange                871,950      16       -       -         -       -     13,346        -        -        -   13,346         -
Issuance of shares in
 merger                1,296,000      23      94       -         -       -     14,563        -        -        -   14,563         -
Conversion of preferred
 stock                    94,000       2     (94)      -         -       -         (2)       -        -        -        -         -
Shares issuable for
 renewal of parent
 credit lines                  -       -       -       -         -       -      1,222        -        -        -    1,222         -
Less: relating to
 future finance expenses       -       -       -       -         -       -       (306)       -        -        -     (306)        -
                       ---------  ------  ------  ------  --------  ------  ---------  -------  -------  -------  -------   -------
At December 31,
1999            Lit.m  5,589,089     100       -       -         -       -     39,834      133        -  (55,307) (15,240)  (23,000)

Net profit                     -       -       -       -         -       -          -        -        -   44,521   44,521    44,521
Translation adjustment         -       -       -       -         -       -          -      109        -        -      109       109
Issuance of Series B
 Preferred Stock               -       -       -       -   123,500       2     23,980        -        -        -   23,982         -
Reclassification for
 redemption of preferred
 stock                         -       -       -       -         -       -    (23,982)       -        -        -  (23,982)        -
Accretion expense for
 preferred stock redemp-
 tion and related
 exchange movements            -       -       -       -         -       -          -   (3,062)       -        -   (3,062)   (3,062)
Redemption of Series
 B Preferred Stock             -       -       -       -  (123,500)     (2)    (3,060)   3,062        -        -        -         -
Issuance of shares for
 MGI purchase             10,000       -       -       -         -       -         91        -        -        -       91         -
Issuance of shares for
 OAM warrant exercise    100,000       2       -       -         -       -          -        -        -        -        2         -
Issuance of shares
 to TRG                  300,000       6       -       -         -       -      3,341        -        -        -    3,347         -
Amortization of
 non-cash finance
 charges                       -       -       -       -         -       -        306        -        -        -      306         -
                       ---------  ------  ------  ------  --------  ------  ---------  -------  -------  -------  -------   -------
At December 31, 2000
                Lit.m  5,999,089     108       -       -         -       -     40,510      242        -  (10,786)  30,074    41,568

Net loss                       -       -       -       -         -       -          -        -        -     (307)    (307)     (307)
Translation adjustment         -       -       -       -         -       -          -   (1,692)       -        -   (1,692)   (1,692)
TRG reclass as
deduction from equity          -       -       -       -         -       -          -        -   (9,383)       -        -         -
                       ---------  ------  ------  ------  --------  ------  ---------  -------  -------  -------   ------   -------
At December 31, 2001
                Lit.m  5,999,089     108       -       -         -       -     40,510   (1,450)  (9,383) (11,093)  18,692    (1,999)
                       =========  ======  ======  ======  ========  ======  =========  =======  =======  =======   ======   =======

At December 31,
2001            $'000                 50               -                 -     18,635     (667) (4,316)   (5,103)   8,599      (920)
                                  ======          ======            ======  =========  =======  =======  =======   ======   =======

See Notes to Consolidated Financial Statements

CENTERPOINT CORPORATION
(Moto Guzzi Corporation through September 19, 2000)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001, 2000 and 1999

                                                Dec. 31        Dec. 31          Dec. 31           Dec. 31
                                                  2001          2001             2000              1999
                                                US $'000       Lire m.          Lire m.           Lire m.
                                               ----------   --------------   --------------   --------------
Net loss from continuing operations            $     (141)    Lit.    (307)  Lit.    (3,084)  Lit.         -
Preferred stock dividends                              -                 -           (1,089)               -
Adjustments to reconcile net loss to net
 cash used by operating activities:
   Non cash finance expense:
    Shares issued to TRG                                -                -            3,347                -
    Other operating activities                          -                -                6                6
Changes in operating assets and liabilities:
   Related party receivables                         (115)            (251)             214             (215)
   Prepaid expenses                                    32               70              (17)             (95)
   Accounts payable and accrued expenses              (54)            (117)          (2,984)            (451)
   Related party payables                            (148)            (322)             351           (1,348)
                                               ----------   --------------   --------------   --------------
Net cash used in
 activities                                          (426)            (927)          (3,256)          (2,103)
                                               ----------   --------------   --------------   --------------
Investing activities:
 Sale (Purchase) of marketable securities,
  net of exchange differences                      12,475           27,121          (27,998)               -
 Loan to TRG                                       (4,414)          (9,596)               -                -
                                               ----------   --------------   --------------   --------------

Net cash provided by/(used in)investing
 activities                                         8,061           17,525          (27,998)               -
                                               ----------   --------------   --------------   --------------
Financing activities
 Proceeds from merger with NAAC                         -                -                -           16,006
 Advance for subscription to preferred stock            -                -                -            2,274
 Proceeds from issuance of preferred stock              -                -           18,329                -
 Redemption of preferred stock                          -                -          (27,044)               -
                                               ----------   --------------   --------------   --------------
Net cash (used in)/provided by
 financing activities                                   -                -           (8,715)          18,280
                                               ----------   --------------   --------------   --------------
(Decrease)/increase in cash from
 continuing activities                              7,635           16,598          (39,969)          16,177

Net cash (used in)/provided by
 discontinued motorcycle operations                     -                -           42,377          (16,174)

Effect of exchange rate changes on cash                 -               17               37                -

Cash, beginning of year                               109            2,411                3                -
                                               ----------   --------------   --------------   --------------
Cash, end of year                              $    8,761   Lit.    19,046   Lit.     2,411    Lit.        3
                                               ==========   ==============   ==============   ==============
Net cash (used in)/provided by
 discontinued motorcycle operations
   Net cash proceeds from sale                          -                -           60,293                -
   Financing of disposed operations                     -                -          (15,941)         (13,863)
   Other expenditures allocated to
    discontinued operations                             -                -           (1,975)          (2,311)
                                               ----------   --------------   --------------   --------------
                                                        -                -           42,377          (16,174)
                                               ----------   --------------   --------------   --------------

See Notes to Financial Statements
                                     F-6

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

The Company issued 300,000 shares to TRG in connection with successful efforts by TRG Inc to assist in raising bridge financing through the issuance of Series B Preferred Stock of the Company in February 2000. See Notes 1 and 4. The fair value of the 300,000 shares at the date of issuance of the Series B Preferred Stock, which was redeemed in 2000, was Lit. 3,347 million and this amount was expensed in 2000.

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001


1.  BACKGROUND AND ORGANIZATION

BACKGROUND OF THE COMPANY; MERGER WITH GUZZI CORP. IN 1999

Centerpoint Corporation ("the Company") was originally incorporated in Delaware on August 9, 1995 under the name of North Atlantic Acquisition Corporation ("NAAC") to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with an operating business. On August 27, 1997 the Company consummated an initial public offering consisting of 800,000 Units and 150,000 shares of Class B Common Stock, with each Unit consisting of one share of Class A Common Stock and one warrant to purchase shares of Class A Common Stock, which resulted in net proceeds to the Company of approximately US$8,000,000.

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

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001


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

Pursuant to an April 14, 2000 Preliminary Sale and Purchase Agreement, on August 11, 2000, at a special meeting of stockholders, the Company's stockholders approved the sale of the operating subsidiaries and the change of the corporate name from Moto Guzzi Corporation to Centerpoint Corporation, with stockholders holding in excess of two-thirds of all outstanding shares of Class A Common Stock voting for the sale and the name change. On September 7, 2000, the Company closed the sale of all its operating subsidiaries (see below). To finance operations through the date of sale, the Company raised bridge financing in February 2000 by way of issuance of Series B 7.0% Preferred Stock, redeemable December 2001. This stock was subscribed for cash by TRG for US$3,500,000 and by Fineco, a third party Italian institutional investor group for US$6,000,000. Advances to the Company of US$1,600,000 by OAM and US$1,250,000 by Barry Fingerhut and William Spier, directors of the Company until January 2002, were also applied to subscribe to the Series B Preferred Stock. The Company agreed with holders of the Series B Preferred Stock to redeem such stock on September 30, 2000, following the closing of the sale. See Note 4, below for further details of the issuance and redemption of the Series B Preferred Stock.

Total proceeds from the sale of the motorcycle operations to Aprilia were Lit. 79,500 million. In accordance with the Share Purchase Agreement, Aprilia also reimbursed the Company Lit. 2,074 million, the amount owed to the Company by the operating subsidiaries pursuant to intercompany loans. Lit. 9,375 million of the total proceeds was placed in escrow to cover any claims Aprilia might have in the future in respect of the representations and warranties given by the Company in the Share Purchase Agreement. Full allowance was made for escrow receivables from Aprilia in accounting for the sale of the Company's Moto Guzzi subsidiaries, thus charging such amounts against the gain on sale

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001


1.  BACKGROUND AND ORGANIZATION - Continued


included in the income statement. Funds from the escrow account were to be released to the Company in two tranches, subject to any claims Aprilia may have in respect of the Company's representations and warranties: up to Lit. 7,000 million was to be released on September 8, 2001; and up to Lit. 2,375 million is to be released on September 8, 2007. Aprilia undertook to evaluate, on a best efforts basis, an earlier resolution of the escrow accounts, though this has not occurred. See also Note 12 "Litigation: Aprilia Claims under the Share Purchase Agreement; Payment by IMI; Request for Arbitration" in respect of claims made by Aprilia in 2001 and the status of arbitration procedures concerning such claims.

SIREF S.p.A. and San Paolo Finanziaria S.p.A. (both affiliates of IMI) acted as fiduciary agents for the closing. In accordance with invoices submitted to them, they paid IMI Lit. 11,401 million, in respect of fees and expenses claimed to be due to IMI, paid Lit. 505 million to Carnelutti, the Company's Italian counsel, and then paid the remaining proceeds of Lit. 60,293 million to the Company. The Company has since early July 2000 disputed IMI's interpretation of the calculation of the fee due to them under their engagement letter, following indication by IMI of their basis of calculation (see Note 12).

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

AGREEMENT WITH TRG AND OAM TO HOLD SHAREHOLDER MEETING TO VOTE ON A PROPOSAL TO LIQUIDATE

In connection with the execution and delivery of the Share Purchase Agreement described above, the Company agreed with OAM and TRG, that it would, as promptly as practicable after the closing of the sale of the operating subsidiaries, hold a meeting of stockholders to consider and vote upon a proposal to liquidate all the Company's assets and dissolve the Company. In connection with the Bion transaction, (see Note 13 - Subsequent Events), OAM and TRG waived their rights to cause a shareholders' meeting to vote on a proposal to liquidate.

LIQUIDITY AND GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern.

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001


1.  BACKGROUND AND ORGANIZATION - Continued


In January 2002, in connection with the Bion transaction, (see also Note 13 - Subsequent Events), the Company purchased 19,000,000 shares of restricted stock of Bion in exchange for approximately US$8.5 million in cash (substantially all of its remaining funds at that date), the US$4.2 million TRG Promissory Note (including accrued interest), and the assignment of 65% of the Company's claims with respect to the escrow accounts and claims against IMI. Immediately upon consummation of this transaction, Bion purchased a 57.7% majority interest in the Company from OAM.

On March 14, 2002, the Company and Bion entered in an agreement effective January 15, 2002 whereby the Company will pay US$12,000 a month for management services, support staff and office space. In addition, Bion will advance to the Company sums needed to bring its filings with the SEC current, to distribute Bion shares to its shareholders, to locate and acquire new business opportunities and for ongoing expenses. Bion shall have no obligation to make any advances in excess of US$500,000. All sums due Bion shall be evidenced by a convertible revolving promissory note.

Upon consummation of the transaction with Bion, the Company has effectively dispersed all of its cash. Furthermore, the Company has incurred operating losses and relies on the financial support of Bion, its majority shareholder. Taking into consideration that Bion has incurred operating losses and has, in addition, an accumulated deficit and shortage of funds, there can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that if such required funds are not internally generated that such funds will be available from external sources. Consequently, this raises a substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

REPORTING CURRENCY

The primary financial statements through the disposal of the Company's operations were shown in Italian Lire because all of the Company's material operating entities were based and operated entirely in Italy. Following the disposal of its operations, the Company invested the major part of the net proceeds of disposal in Euro/Lire denominated short-term investments until June 2001 when evaluation of its alternative investments concluded that any investment would be made in the U.S. and therefore in U.S. dollars. At that time all funds were converted to U.S. dollars and transferred to a U.S. bank. However, the primary financial statements for all periods presented are shown in Italian Lire.

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001


1.  BACKGROUND AND ORGANIZATION - Continued

The functional currency of the Company will change to U.S. Dollars following the Bion transaction described in Note 13.

Translation of lire amounts into U.S. Dollar amounts is included solely for the convenience of the readers of the financial statements and has been calculated at the rate of Lit. 2,174 to US$1.00, the approximate exchange rate at December 31, 2001. It should not be construed that the assets and liabilities, expressed in U.S. dollar equivalents, can actually be realized in or extinguished in U.S. dollars at that or any other rate. All currency amounts in these financial statements are in Lire unless specifically designated in other currencies.

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

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's non-Italian entities have been translated to Italian lire using the year-end exchange rate for balance sheet items and the average exchange rate for the year for statement of operation items. The translation differences resulting from the change in exchange rates from year to year have been reported separately as a component of shareholders' equity.

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001


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

MARKETABLE SECURITIES

Marketable securities consist of variable rate fixed income investments, which can be readily sold using established markets. As of December 31, 2001 there were no marketable securities.

INCOME TAXES

Income taxes are provided in accordance with local laws. Deferred income taxes have been provided using the liability method in accordance with FASB Statement No. 109, "Accounting for Income Taxes."

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

In 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components in annual and interim financial statements. In the Company's case comprehensive income (loss) includes net income (loss) and translation differences from the conversion of balance sheets of non-Italian entities. The Company has chosen to disclose comprehensive income in the Consolidated Statements of Stockholders' Equity.

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001


2.  SIGNIFICANT ACCOUNTING POLICIES - Continued


NEW ACCOUNTING STANDARD

In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. SFAS No. 133 was required to be adopted by the Company in 2001. As the Company does not enter into derivative or hedging operations, the adoption of the standard had no effect.


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

Results of the disposed motorcycle operations through the effective disposal date of July 1, 2000 and for the year ended December 31, 1999 were as follows:

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001


3.  DISCONTINUED MOTORCYCLE OPERATIONS - Continued


                             To effective disposal         Dec. 31
                               Date - July 1, 2000           1999
                                      Lit. m                Lit. m
                              --------------------     --------------
Net sales                                   50,994             86,232
Loss before taxes                           (7,810)           (22,888)
Provisions for taxes                          (514)               (88)
                              --------------------     --------------
Net loss from discontinued
motorcycle operations                 Lit.  (8,324)     Lit.  (22,976)
                              ====================     ==============


Net assets/(liabilities) of the discontinued motorcycle operations at the effective date of disposal of July 1, 2000 and at December 31, 1999 were as follows:

                                           July 1           Dec. 31
                                            2000              1999
                                           Lit. m            Lit. m
                                        ------------   --------------
Current assets                              68,361           61,926
Current liabilities                        (72,844)         (79,385)
                                        ------------   --------------
Net current liabilities                     (4,483)         (17,459)
                                        ------------   --------------
Property, plant and equipment               12,792           14,638
Other long-term assets                       2,510              889
Long-term liabilities                       (9,512)         (10,000)
                                        ------------   --------------
Net non-current assets                       5,790            5,527
                                        ------------   -------------
Net assets/liabilities of
 discontinued operations                Lit. 1,307     Lit. (11,932)
                                        ============   ==============

In 2000 the Company provided the disposed motorcycle subsidiaries with cash, in the form of capital and advances, of Lit. 15,941 million (1999 - Lit. 13,863 million) to finance operations through disposal.

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001


4.  ISSUANCE AND REDEMPTION OF SERIES B PREFERRED STOCK

On February 25, 2000, the Company issued 123,500 shares of a new Series B Preferred Stock to Fineco, and affiliates of Fineco, TRG, OAM, the majority stockholder of the Company, and Messrs. Fingerhut and Spier, directors of the Company until January 2002, for US$100 per share (an aggregate price of US$12,350,000). Fineco and its affiliates purchased 60,000 shares and TRG purchased 35,000 shares, for cash. Messrs. Fingerhut and Spier received a total of 12,500 shares in satisfaction of advances they had made to the Company in August 1999 and 16,000 shares were issued to OAM in partial satisfaction of outstanding loans due to it.

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

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001


4.  ISSUANCE AND REDEMPTION OF SERIES B PREFERRED STOCK - Continued

In connection with issuance of the Series B preferred stock, the Company agreed to issue 300,000 shares of Class A common stock to TRG for a purchase price of US$.01 per share, in consideration of TRG's participation in the Series B financing and their successful efforts to get Fineco, S.p.A. to subscribe for Series B shares. These 300,000 shares were issued in July 2000 and the amount of Lit. 3,347 million, representing the fair value of the shares has been charged to the income statement. Additionally, in connection with Fineco's purchase of the Series B shares the Company paid a commission of US$180,000 to Andrea delle Valle, a director of TRG, and paid US$80,000 to Investec Ernst, an investment banking firm, where Mark Segall, a director of TRG, is an executive officer.

5.  AMOUNTS DUE FROM AND TO RELATED PARTIES

                                   Dec. 31      Dec. 31         Dec. 31
                                    2001          2001           2000
                                   US$'000       Lit. m         Lit. m
                                   -------    ------------   --------------
Amounts due from Related parties:
 Trident Rowan Group, Inc.           4,316           9,383               -
                                   -------    ------------   --------------
                                   $ 4,316     Lit.  9,383    Lit.       -
                                   =======    ============   ==============

Amounts due to Related parties:
 Trident Rowan Group, Inc.             40               88             172
 OAM S.p.A.                             -                -             218
                                   -------    ------------   --------------
                                   $   40       Lit.    88    it.      390
                                   =======    =============  ==============

The amounts due from TRG are in respect of the TRG loan (see Note 6 below) and have been reclassified as a deduction from shareholders' equity in the balance sheet as of December 31, 2001.

Balances due from TRG and OAM are in respect of various advances for expenses.

6.  RELATED PARTY TRANSACTIONS

BION TRANSACTION

In a related party transaction, the Company purchased 19,000,000 shares of restricted stock of Bion for substantially all of its assets and immediately thereafter this, Bion purchased from OAM 3,459,997 shares of the Company, which represents a controlling interest in the Company. In addition, on March 14, 2002, the Company and Bion entered into an agreement effective January 15, 2002 for certain services and advances provided to the Company by Bion (See
Note 13 - Subsequent Events).

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001


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

ISSUANCE OF 5% DEBENTURES BY TRIDENT ROWAN AND LENDING OF PROCEEDS

On December 28, 1999, TRG issued US$6,000,000 of 5% Convertible Debentures Due December 28, 2001 to provide funds for the Company and for its general corporate purposes. These debentures were issued to third party institutional fund managers. In connection with raising these funds, TRG also issued a US$250,000 5% Convertible Debenture to Emanuel Arbib, co-CEO of TRG and a Director of the Company, for his efforts in connection with such placement, and agreed to issue TRG 300,000 shares of Common Stock of the Company in connection with its efforts to place the Debentures. Such shares were issued
in July 2000.   As discussed below under Centerpoint Loan to TRG, in June
2001, Centerpoint loaned US$ 4.2 million to TRG to fund TRG's settlement of this obligation.

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001


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

In order to induce OAM to deliver its letter to Aprilia, the Company agreed with OAM and TRG by letter dated April 14, 2000 that, among other things, it would pay IMI's fees in connection with the sale. The April 14th letter was amended on June 8, 2000 to provide, among other things, that the Company would, as promptly as practicable after the closing of the sale, but in no event later than 90 days following the closing, hold a meeting of stockholders to consider and vote upon a proposal to liquidate all of the Company's assets and dissolve itself. The date for proceeding to propose a liquidation was subsequently extended by TRG and OAM to July 15, 2001. In connection with the Bion transactions described in Note 13 below, OAM and TRG released the Company
from its obligations to proceed to propose a liquidation.   In connection with
the sale, Aprilia required the terminations of certain of the Company's executives and further required that the Company pay all costs of such terminations. Accordingly, the Company agreed to pay severance to two of its directors, Mark S. Hauser and Howard E. Chase, and to Emanuel Arbib, one of its former directors, of US$169,500, US$51,400 and US$37,900, respectively, in exchange for termination of their employment and consulting agreements with the Company. The Company also paid Nick Speyer, the CFO of the Company, US$125,000 in connection with the termination of his employment agreement with the Company.

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001


6.  RELATED PARTY TRANSACTIONS - CONTINUED


CENTERPOINT LOAN TO TRIDENT ROWAN

TRG's 5% Convertible Debentures in an aggregate amount of US$6,250,000 were scheduled to come due in December 2001. In order for TRG to pay off the Debentures, on June 13, 2001 the Company, Trident Rowan and OAM entered into the Centerpoint Loan Agreement. Pursuant to the terms and conditions of this agreement, the Company agreed to loan Trident Rowan US$4,200,000. On June 13, 2001 the Company made the Centerpoint Loan and on June 15, 2001 TRG paid the holders of the US$6,000,000 Debentures US$4,207,500 in cash, which the Debenture holders accepted as payment in full on the Debentures (including past due interest), representing a 31.5% discount from their face value. The Centerpoint Loan bears interest at a rate of 5 % per annum, is repayable in full on the earlier of June 13, 2002 or the date on which the TRG causes or permits a liquidation of the Company, and is secured by the 300,000 shares of the Company's common stock currently owned by TRG. In connection with the Centerpoint Loan, OAM also entered into the OAM Guaranty wherein it guaranteed TRG's obligations under the Centerpoint Loan Agreement. OAM's liability under the OAM Guaranty was limited to the value of the 1,200,000 shares of the Company's common stock held by OAM. The TRG Promissory Note was used by the Company as partial consideration in its acquisition of the Bion shares, and in
Bion's acquisition of the Company's shares from OAM (See Note 13   Subsequent
Events). In light of the transaction with Bion, and because the loan was with TRG, the indirect parent of the Company, this loan was reclassified to a contra equity account in the balance sheet as of December 31, 2001.

Each of Mark S. Hauser and Nick Speyer is an officer or Director of OAM, which held approximately 57% of the Company's Common Stock until January 15, 2002.

Each of the following directors and former directors of the Company is also an Officer or Director of TRG: Howard E. Chase, Mark S. Hauser, Gianni Bulgari and Emmanuel Arbib (former Director). Additionally, each of Mark Hauser, Gianni Bulgari and Emmanuel Arbib are principal stockholders of TRG.

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

7.  INCOME TAXES

TAX RECONCILIATION TO CREDIT AT STATUTORY U.S. FEDERAL RATE

The effective provision for income taxes varied from the income tax credit calculated at the statutory U.S. federal income tax rate on losses from continuing operations as follows:

                                                Dec. 31        Dec. 31          Dec. 31           Dec. 31
                                                  2001          2001             2000              1999
                                                US $'000       Lit. m           Lit. m            Lit. m
                                               ----------   --------------   --------------   --------------
Computed tax credit at U.S. Federal rate            (49)          (107)             (1,079)               -
Losses and timing differences for which
 valuation allowance provided                        49            107               1,079                -
                                               ----------   --------------   --------------   --------------
                                               $       -    Lit.     -       Lit.        -    Lit.        -
                                               =========    ==============   ==============   ==============

TAX LOSSES

At December 31, 2001 the Company had net operating loss carry-forwards for U.S. federal income tax purposes which expire as follows:

                                             Dec. 31         Dec. 31
                                               2001           2001
                                             US$'000         Lit. m
                                             -------      ------------
     2021                                        141             307
     2020                                      1,497           3,254
     2019                                      1,620           3,522
                                             -------      ------------
                                              $3,258      Lit. 7,083
                                             =======      ============

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

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

8.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income, translation difference from the conversion of balance sheets of non-Italian entities and accretion expense and related exchange differences related to its redeemable Series B preferred stock. The Company has chosen to disclose comprehensive income in the Consolidated Statements of Stockholders' Equity. Changes in components of accumulated other comprehensive income in the 3 years to December 31, 2001 are as follows.

                                               Accretion        Accumulated
                              Cumulative      expense and          other
                              translation   related exchange   comprehensive
                              adjustment        movements       income(loss)
                              -----------   ----------------   -------------

Balance January 1, 1999               157              -              157
Movement for period                   (24)             -              (24)
                                   ------         ------           ------
Balance January 1, 2000               133              -              133
Movement for period                   109         (3,062)          (2,953)
Redemption of Series B
 Preferred Stock                        -          3,062            3,062
                                   ------         ------           ------
Balance January 1, 2001               242              -              242
Movement for period                (1,692)             -           (1,692)
                                 ------         ------           ------
Balance December 31, 2001          (1,450)             -           (1,450)
                                   ======         ======           ======

9.  EARNINGS/LOSS PER SHARE

The numerator for the calculation of loss per common share have been calculated as follows:

                             Dec. 31      Dec. 31      Dec. 31      Dec. 31
                              2001          2001         2000         1999
                              $'000        Lit. m       Lit. m       Lit. m
                             -------      -------      -------      -------
Loss from continuing
 operations                     (141)        (307)      (3,084)           -
Series B Preferred
 Stock dividends                   -            -       (1,089)           -
                             -------      -------      -------      -------
Loss from continuing
 operations attributable
 to common shareholders         (141)        (307)      (4,173)           -
                             =======      =======      =======      =======

Series B Convertible Preferred stock, issued and redeemed in 2000 - See Note 4
- was not dilutive.

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001


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

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001


10.  STOCK OPTIONS - CONTINUED


OTHER WARRANTS

In connection with the Merger, the Company issued 800,000 "Nominal Warrants" to the Guzzi Corp. shareholders. Such warrants to subscribe the shares of Class A Common Stock would be exercisable at US$0.01 each only if the Company achieved certain operating income in 1999, or a revised target in 2000. In July 1999, OAM cancelled 100,000 of such warrants that it held in connection with agreements for providing ongoing financing to the Company and for which it received a separate warrant. The Company did not reach the operating income target in 1999 or 2000 and the nominal warrants have lapsed.

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

On March 25, 1999, the Company issued a warrant to Elliott Broidy, a principal of EBI, to purchase 25,000 shares of Class A Common Stock at an exercise price of US$9.00 per share. The warrant terminates on March 24, 2003. On March 31, 1999, pursuant to an investment banking agreement between the Company and EBI, the Company issued a warrant to EBI to purchase 225,000 shares of Class A Common Stock at an exercise price of US$9.00 per share. In connection with this agreement, EBI agreed to the cancellation of its 35,000 warrants referred to above.

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

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001


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

The 1998 Plan for Outside Directors provides for the grant of non-incentive options to purchase up to an aggregate of 400,000 shares of the Company's Class A Common Stock, to the non-employee directors of the Company, each grant to be on the effective date of the Merger and on each January 2, beginning January 2, 2000, of options to purchase 12,500 shares of Company's Class A Common Stock. The options will expire upon the earlier of ten years following date of grant or three months following the date on which the grantee ceases to serve as a director. Options to purchase an aggregate of 100,000 shares of Class A Common Stock at an exercise price of US$10.8675 were granted to directors on the closing of the Merger. On January 3, 2000, 12,500 options with an exercise price of US$3.719 were issued to each of the four Outside Directors under this Plan and on January 2, 2001, 12,500 options with an exercise price of US$1.375 were issued to each of the three Outside Directors at such date.

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001


10.  STOCK OPTIONS - CONTINUED


The following is a summary of options outstanding under the plans.

                         December 31, 2001    December 31, 2000     December 31, 1999
                         -----------------    ------------------    -------------------
                         Weighted             Weighted              Weighted
                         Average              Average               Average
                         Shares   Exercise    Shares    Exercise     Shares     Exercise
                         (000)'s  Price       (000)'s   Price        (000)'s    Price
                         -------  --------    -------   --------    --------    --------
Outstanding, January 1     400      $ 9.49        355     $10.87           -           -
Granted                     37      $ 1.38        100     $ 5.36         355      $10.87
Exercised                    -         -            -          -           -           -
Forfeited or exchanged     (25)     $ 7.29        (55)    $10.87           -           -
                         ------    -------    -------   --------    --------    --------
Outstanding, December 31   412      $ 8.89        400     $ 9.49         355      $10.87
                         ======    =======    =======   ========    ========    ========
Options Exercisable,
 December 31               412      $ 8.89        400    $ 9.49          355      $10.87
                         ======    =======    =======   ========    ========    ========


              Stock Options Outstanding      Stock Options Exercisable
           ------------------------------    -------------------------
                                Weighted
                     Weighted   Average                   Weighted
Range of             Average    Remaining                 Average
Exercise   Shares    Exercise   Contractual   Shares      Exercise
Price      (000)'s   Price      Life          (000)'s     Price
--------   -------   --------   -----------   -------     ---------
$10.87       287.5     $10.87    7.18 years     287.5        $10.87
$ 7.00        50.0     $ 7.00    8.15 years      50.0        $ 7.00
$ 3.72        37.5     $ 3.72    8    years      37.5        $ 3.72
$ 1.38        37.5     $ 1.38    9    years      37.5        $ 1.38

           -------   --------                 -------     ---------
             412.5     $ 8.89                   412.5        $ 8.89

EARNINGS PER SHARE

As the Company has incurred losses from continuing operations in 2001 and had no earnings from continuing operations in 2000 all warrants and options described above are considered antidilutive. No options and warrants were issued prior to 1999.

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001


ACCOUNTING FOR STOCK OPTIONS

The Company has elected the disclosure-only provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation" and applies APB Opinion No. 25 and related interpretations in accounting for their stock option plans.

If the Company had elected to recognize compensation cost based on the fair value of awards of options and warrants at grant dates, the pro forma net loss from operations and loss per share for 1999 would have been Lit. 24,970 million and Lit. 4,826 per share. The fair value of options issued in 2001 and 2000 would not have been significant.


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

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001


12.  LITIGATION



APRILIA CLAIMS UNDER THE SHARE PURCHASE AGREEMENT; PAYMENT BY IMI; REQUEST FOR ARBITRATION

In June 2001 Aprilia's legal counsel sent a letter to Centerpoint which alleged that it had various claims under the Share Purchase Agreement aggregating approximately Lit. 9,600 million. On July 13, 2001 Centerpoint's Italian counsel sent a letter to Aprilia's counsel contesting all of the Alleged Claims.

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

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001


12.  LITIGATION - CONTINUED


On February 11, 2002 the Company brought a suit against IMI before the Civil Section of the Court of Milano, seeking reimbursement of Lit. 8,766 million (approximately US$4,253,000) of the Lit. 11,401 million (US$5,532,000) paid to IMI at the closing. The first hearing in the case, originally scheduled for May 27, 2002, was postponed to July 2, 2002 and as at May 15, 2002 IMI has not yet filed its defenses.

13 - SUBSEQUENT EVENTS

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

On January 15, 2002, the Company closed the transaction with Bion by purchasing 19,000,000 shares of restricted stock of Bion in exchange for approximately US$8.5 million in cash (substantially all of the Company's cash), the US$4.2 million TRG Promissory Note (including accrued interest), and the assignment of 65% of the Company's claims with respect to the escrow accounts and claims against IMI. Unrestricted stock of Bion is quoted on the OTC Bulletin Board under the ticker symbol "BION".

Immediately upon consummation of this transaction, Bion purchased a 57.7% majority interest in the Company from OAM. The total consideration paid by Bion to OAM consisted of (i) US$3,700,000 in cash, (ii) the assignment to OAM of the US$4.2 million TRG Promissory Note (including accrued interest) and
related loan guarantees (See Note 6   Related Party Transactions), (iii) the
assignment of the 65% interest in the Company's claims with respect to the escrow accounts and claims against IMI, (iv) the issuance of 1,000,000 shares of Bion's common stock, and (v) the issuance of a warrant to acquire 1,000,000 shares of Bion's common stock at a price of US$0.90, with an expiration date of January 10, 2007.

CENTERPOINT CORPORATION AND SUBSIDIARIES
(Moto Guzzi Corporation through September 19, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001


13.  SUBSEQUENT EVENTS - CONTINUED


Under the Subscription Agreement and related Registration Rights Agreement, Bion agreed among other things (i) to file with the SEC a Registration Statement with respect to the Bion Shares, as soon as practicable, and within 90 days of the Company's filing with the SEC of its December 31, 2001 Form 10-K, and to use its best efforts to cause such Registration Statement to be declared effective as soon as practicable thereafter, (ii) to use its best efforts to cause the Bion Shares to be distributed to the Company's common stockholders in a tax efficient manner in accordance with applicable law, and
(iii) to use its best efforts to hold an Annual Meeting of Bion Shareholders during 2002 (a meeting was held April 4, 2002), in accordance with its by-laws and applicable law. It is expected that the distribution will occur during the second half of calendar 2002. When that distribution occurs, approximately 11,000,000 of Bion's shares will be distributed back to Bion. Bion has advised the Company that it intends to cancel such shares.

On March 14, 2002, the Company and Bion entered in an agreement effective January 15, 2002 where the Company will pay US$12,000 a month for management services, support staff and office space. In addition, Bion will advance to the Company sums needed to bring its filings with the SEC current, to distribute Bion shares to its shareholders, to locate and acquire new business opportunities and for on-going expenses. Bion shall have no obligation to make any advances in excess of US$500,000. All sums due Bion shall be evidenced by a convertible revolving promissory note. As additional consideration, Bion shall receive a warrant to purchase 1,000,000 shares of the Company's common stock at $3.00 per share until March 14, 2007.

David Mitchell, a director of the Company, is the Chairman, President, Board member and a principal stock and warrant holder of Bion. Additionally, a portion of the proceeds of the Bion Investment was used to pay off US$718,485 of indebtedness of Bion owed to Mr. Mitchell.

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

CENTERPOINT CORPORATION AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts


              Col. A                  Col. B               Col. C          Col. D       Col. E
----------------------------------   ----------   ---------------------   ----------   ---------
                                                                 (2)
                                                     (1)       Charged
                                     Balance at   Charged to   to other                Balance
                                     beginning    costs and    accounts   Deductions   at end of
            Description              of period    expenses     describe   describe     period
----------------------------------   ----------   ----------   --------   ----------   ---------
In millions of Italian Lire

Year ended December 31, 2001

Deducted from asset accounts:
 Allowance for escrow receivables       9,375(a)        -             -          -        9,375
                                        -----       -----         -----      -----        -----
                                            -           -             -          -        9,375
                                        =====       =====         =====      =====        =====

In thousands of U.S. Dollars

Year ended December 31, 2001

Deducted from asset accounts:
 Allowance for escrow receivables       4,549           -             -       (237)(b)    4,312
                                        -----       -----         -----      -----        -----
                                            -           -             -       (237)       4,312
                                        =====       =====         =====      =====        =====

________________

(a) Full allowance was made for escrow receivables from Aprilia in accounting for the sale of the Company's Moto Guzzi subsidiaries, thus charging such amounts against the gain on sale included in the income statement.

(b) Exchange difference

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CENTERPOINT CORPORATION



July 1, 2002                         By: /s/ David Mitchell
                                         ---------------------------------
                                         David Mitchell
                                         President and CEO



July 1, 2002                         By: /s/ David Fuller
                                         ---------------------------------
                                         David Fuller
                                         Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.



July 1, 2002                         By: /s/ David Mitchell
                                         ---------------------------------
                                         David Mitchell, Director

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

   10.6 1998 Non-Qualified Stock Option Plan (Incorporated herein by reference to Annex V to the Registrant's Form S-4 dated February 4, 1999, as amended (File No. 333-65267)) *

   10.7 1998 Plan for Outside Directors (Incorporated herein by reference to Annex IV to the Registrant's Form S-4 dated February 4, 1999, as amended (File No. 333-65267)) *

   10.8 Form of Class A Common Stock Warrant (Incorporated herein by reference to Exhibit 4.5 to the Registrant's Form S-4 dated February 4, 1999, as amended (File No. 333-65267))

   10.9 Form of Nominal Warrant (Incorporated herein by reference to Annex III to the Registrant's Form S-4 dated February 4, 1999, as amended (File No. 333-65267))

   10.10 Agreement and Plan of Merger dated August 18, 1998 by and between Moto Guzzi Corp. and North Atlantic Acquisition Corporation (Incorporated herein by reference to Annex I to the Registrant's Form S-4 dated February 4, 1999, as amended (File No. 333-65267))

   10.11 First Amendment dated December 3, 1998 to Agreement and Plan of Merger dated August 18, 1998 by and between Moto Guzzi Corp. and North Atlantic Acquisition Corporation (Incorporated herein by reference to Annex I to the Registrant's Form S-4 dated February 4, 1999, as amended (File No. 333-65267))

   10.12 Preliminary Share Sale and Purchase Agreement dated as of April 14, 2000 by and between the Company and Aprilia S.p.A. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K dated April 14, 2000)

   10.13 Agreement dated March 15, 2002 between Bion Environmental Technologies, Inc. and Centerpoint Corporation

   10.14 Promissory Note of Centerpoint Corporation dated March 15, 2002 issued to Bion Environmental
                  Technologies, Inc.

   10.15 Warrant to Purchase 1,000,000 shares of Centerpoint Corporation issued to Bion Environmental Technologies, Inc.

   10.16 Subscription Agreement dated January 10, 2002 between Bion Environmental Technologies, Inc. and Centerpoint Corporation (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated January 15, 2002)

   10.17 Stock Purchase Agreement dated January 10, 2002 between OAM, S.p.A. and Bion Environmental Technologies, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K dated January 15, 2002)

   99.1           Letter concerning Arthur Andersen SpA

---------------

* Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.