Form 10-K/A
period 2001-12-31
CENTERPOINT CORP
filed 2002-07-09
CIK 1004650

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                 AMENDMENT NO. 1


[X]  Annual Report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934

     For the fiscal year ended December 31, 2001

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

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


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CENTERPOINT CORPORATION



July 8, 2002                         By: /s/ David Fuller
                                         ---------------------------------
                                         David Fuller
                                         Principal Accounting Officer

                               INDEX TO EXHIBITS

                           (Items 14(a)(3) and 14(c))


Exhibit No.       Description
-----------       -----------

    3.1 Amended and Restated Certificate of Incorporation of the Company, as amended (Incorporated herein by reference to the Registrant's Registration Statement on Form SB-2 (File No. 33-80647) declared effective August 22, 1997)

    3.2 Amended and Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Annex IV to the Registrant's Form S-4 dated February 4, 1999, as amended (File No. 333-65267))

    3.3 Alternative Form of Article Fourth of the Amended and Restated Certificate of Incorporation to Effectuate the Class B Recapitalization (Incorporated herein by reference to Annex VII to the Registrant's Form S-4 dated February 4, 1999, as amended (File No. 333-65267))


    3.4 Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 3.4 to the Registrant's Form 10-K for the year ended December 31, 1999)


    3.5 Amended and Restated By-laws of the Company (Incorporated herein by reference to Exhibit 3.3 to the Registrant's Form S-4 dated February 4, 1999, as amended (File No. 333-65267))

   10.1 Employment Agreement dated March 4, 2000 by and between the Company and Mark S. Hauser (Incorporated by reference to
                  Exhibit 10.1 to the Registrant's Form 10-K for the year ended December 31, 1999)

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

   10.6 1998 Non-Qualified Stock Option Plan (Incorporated herein by reference to Annex V to the Registrant's Form S-4 dated February 4, 1999, as amended (File No. 333-65267)) *

   10.7 1998 Plan for Outside Directors (Incorporated herein by reference to Annex IV to the Registrant's Form S-4 dated February 4, 1999, as amended (File No. 333-65267)) *

   10.8 Form of Class A Common Stock Warrant (Incorporated herein by reference to Exhibit 4.5 to the Registrant's Form S-4 dated February 4, 1999, as amended (File No. 333-65267))

   10.9 Form of Nominal Warrant (Incorporated herein by reference to Annex III to the Registrant's Form S-4 dated February 4, 1999, as amended (File No. 333-65267))

   10.10 Agreement and Plan of Merger dated August 18, 1998 by and between Moto Guzzi Corp. and North Atlantic Acquisition Corporation (Incorporated herein by reference to Annex I to the Registrant's Form S-4 dated February 4, 1999, as amended (File No. 333-65267))

   10.11 First Amendment dated December 3, 1998 to Agreement and Plan of Merger dated August 18, 1998 by and between Moto Guzzi Corp. and North Atlantic Acquisition Corporation (Incorporated herein by reference to Annex I to the Registrant's Form S-4 dated February 4, 1999, as amended (File No. 333-65267))

   10.12 Preliminary Share Sale and Purchase Agreement dated as of April 14, 2000 by and between the Company and Aprilia S.p.A. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K dated April 14, 2000)


   10.13 Agreement dated March 15, 2002 between Bion Environmental Technologies, Inc. and Centerpoint Corporation (Previously filed)

   10.14 Promissory Note of Centerpoint Corporation dated March 15, 2002 issued to Bion Environmental
                  Technologies, Inc. (Previously filed)

   10.15 Warrant to Purchase 1,000,000 shares of Centerpoint Corporation issued to Bion Environmental Technologies, Inc. (Previously filed)


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