Form 10QSB
period 2002-03-31
CENTERPOINT CORP
filed 2002-07-26
CIK 1004650

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2002

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

Common stock, par value $.01 per share, 6,005,339 shares outstanding as of July 19, 2002.

                           TABLE OF CONTENTS

                                                                        Page

Part I - Financial Information                                             2

UNAUDITED CONSOLIDATED BALANCE SHEET                                       3

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
  THE THREE MONTHS ENDED March 31, 2002                                    4

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN
  SHAREHOLDERS' EQUITY                                                     5

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS                            6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              7-12

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         13

Part II - Other Information                                               14

Item 1.   Legal Proceedings                                               14

Item 2.   Changes in Securities                                           15

Item 3.   Defaults Upon Senior Securities                                 15

Item 4.   Submission of Matters to a Vote of Security Holders             15

Item 5.   Other Information                                               15

Item 6.   Exhibits and Reports on Form 8-K                                15

SIGNATURES                                                                16

CENTERPOINT CORPORATION
March 31, 2002

Part I - Financial Information

CENTERPOINT CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEET
March 31, 2002


                                                   Mar. 31
                                                    2002
ASSETS                                              $'000

Current:

Cash and cash equivalents                         $    19
Prepaid expenses                                       41
Claim receivable                                    1,339
                                                  -------
TOTAL CURRENT ASSETS                                1,399
                                                  -------

Other Assets:

Investment in Bion                                 14,250
Deferred debt cost                                    472
                                                  -------
TOTAL OTHER ASSETS                                 14,722
                                                  -------

TOTAL ASSETS                                       16,121
                                                  =======


LIABILITIES

Accounts payable                                       87
Amounts due to related and affiliated parties          43
Accrued expenses and other payables                   109
                                                  -------
TOTAL CURRENT LIABILITIES                             239
                                                  -------

Commitments and Contingencies

Stockholders' equity:

Common stock, par value $0.01 per share:
  Authorised 20,250,000 shares;
  6,005,339 shares outstanding                         50

Additional paid-in capital                         19,116
Accumulated deficit                                (3,284)
                                                  -------
Total Stockholders' equity                         15,882
                                                  -------

LIABILITIES & SHAREHOLDERS' EQUITY                 16,121
                                                  =======

                See Notes to Consolidated Financial Statements

CENTERPOINT CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
3 Months ended March 31, 2002 and 2001



                                                   Mar. 31         Mar. 31
                                                     2002            2001
                                                   US $'000        US $'000

Revenue (Expenses):

General and administrative expenses                    (287)            (45)
Income from claim                                     3,826               -
Write-down of TRG loan                               (1,061)
Loss on foreign currency translation                   (667)
Interest income                                           8             162
                                                 ----------      ----------
Net income                                            1,819             117
                                                 ----------      ----------
Income attributable to common shareholders            1,819             117
                                                 ==========      ==========

Earnings Per Share:

Basic                                            $     0.30      $     0.02

Diluted                                          $     0.30      $     0.02

Weighted Average Number of Shares
  Outstanding During the Period:

Basic                                             6,002,908       5,999,089
                                                 ==========      ==========

Diluted                                           6,040,408       5,999,089
                                                 ==========      ==========










               See Notes to Consolidated Financial Statements

CENTERPOINT CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
March 31, 2002

                                                                           Accumulated
                                                  Additional                  Other                    SHARE-
                                 Common Stock       Paid-In                Comprehensive  Accumulated  HOLDERS
                                Shares     Amount   Capital     TRG Loan     Income         Deficit    EQUITY
                                           $'000     $'000      $'000        $'000          $'000      $'000

Balance January 1, 2002        5,999,089      50     18,635      (4,316)        (667)      (5,103)     8,599

Realization of Accumulated
 Comprehensive Income                                                            667                     667
   Shares issued for services      6,250                  9           -            -            -          9
   Assignment of TRG Loan                                 -       4,316            -            -      4,316
   Deferred Debt Cost                                   472                                              472
   Net Income                                                                               1,819      1,819
                               -----------------------------------------------------------------------------
Balance March 31, 2002         6,005,339      50     19,116           -            -       (3,284)    15,882
                               =============================================================================

























                 See Notes to Consolidated Financial Statement

CENTERPOINT CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
March 31, 2002

                                                       Mar. 31        Mar. 31
                                                        2002           2001
                                                       $'000          $'000

Net income from continuing operations                   1,819           117

Adjustments to reconcile net income to net
 cash provided by operating activities:
   Write-down of TRG Loan                               1,061             -
   Stock issuance for services                              9             -
   Claims receivable                                   (3,826)            -
   Realized loss on foreign currency translation          667             -
   Other operating activities                                             1

Changes in assets and liabilities:
   Prepaid expenses                                         2            18
   Accounts payable and accrued expenses                   71           (21)
   Related party payables                                   3           (80)
   Accrued expenses                                       (48)            -
                                                       ------         -----
Net cash provided by operating activities                (242)           35
                                                       ------         -----
Investing activities
   Investment in Bion                                  (8,500)            -
                                                       ------         -----
Net cash used in financing activities                  (8,500)            -
                                                       ------         -----
Net increase/(decrease) in cash                        (8,742)           35

Effects of exchange rate changes on cash                    -            21

Cash, beginning of period                               8,761         1,095
                                                       ------         -----
Cash, end of period                                        19         1,151
                                                       ======         =====


Supplemental information on non-cash investing activities:

Assignment of Loan to TRG as consideration for the
   purchase of Bion common stock                       4,316              -
Assignment of Claims Receivable as consideration
   for the purchase of Bion common stock               2,487              -
                                                       ======         =====



                        See Notes to Financial Statements

CENTERPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

1.     Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Centerpoint Corporation (the "Company") have been prepared in accordance with the instructions to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For a summary of the Registrant's accounting principles, and other footnote information, reference is made to the Form 10-K for the year ended December 31, 2001. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All of such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

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

On August 18, 1998, the Company and Trident Rowan Group, Inc. ("TRG" or "Trident Rowan") entered into a definitive agreement and plan of merger and reorganization, as amended (the "Merger Agreement"), pursuant to which Moto Guzzi Corp. merged with and into the Company, with the Company as the surviving corporation (the "Merger"). Prior to the Merger, TRG and its majority-owned subsidiary, OAM S.p.A. ("OAM"), together owned all the outstanding common stock of Moto Guzzi Corp. The Merger, which occurred on
March 5, 1999, was treated as a reverse acquisition of the Company.   The
results of operations and cash flows prior to the date of the merger are those of Moto Guzzi Corp. Following the Merger, the Company changed its name to Moto Guzzi Corporation, adopted the December 31 financial reporting year of Moto Guzzi Corp. and financial statements were prepared using the accounting principles of Moto Guzzi Corp.

In September 2000, the Company sold all its operating subsidiaries to Aprilia S.p.A. ("Aprilia") and changed its name to Centerpoint Corporation.

The financial statements for the period ended March 31, 2002 are shown in U.S. dollars because all of the Company's material operating entities were based and operated in the U.S. For the similar period ending March 31, 2001, the Company's financial statements were translated to U.S. dollars since the functional currency was the Italian lire.

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

On January 15, 2002, the Company closed the transaction with Bion by purchasing 19,000,000 shares of restricted stock of Bion in exchange for approximately $8.5 million in cash (substantially all of the Company's cash), the TRG Promissory Note (including accrued interest and reduced by the write-
down   see below), and the assignment of 65% of the Company's claims with respect to the escrow accounts and claims against IMI (see below). Unrestricted stock of Bion is traded on the OTC/BB market under the ticker "BION".

The 65% of the claims that were assigned to Bion from the Company are the Company's claims against Aprilia, S.p.A., an Italian corporation ("Aprilia"), the purchaser of the Company's motorcycle operations and Banca di Intermediazione Mobiliare IMI S.p.A., an Italian corporation ("IMI"), the investment banker for the Company in the transaction. The Aprilia claim is for funds paid to Aprilia, though disputed by the Company, from an escrow account set up for contingent liabilities related to the sale of the motorcycle operations. The claim against IMI is with regard to a dispute in calculating the fee they received as investment banker in the sale of the motorcycle operations to Aprilia. The total of these two claims is approximately $7,945,000. The 65% of these claims that Bion received for the sale of its shares of common stock to the Company was valued in the Bion transaction at $2,487,000. This represents a 52% discount from the full amount of the claim for an aggregate discounted value of $3,826,154. The $3,826,154 value ascribed to the claim was arrived at through an internal allocation made by Bion management based on its own evaluation of the relevant facts and circumstances and its review of a fairness opinion that was provided by an investment banking firm with regard to the transaction as a whole, and there is no assurance that this, or any, amount will ever be recovered.

On January 15, 2002, effective immediately prior to the Company's transaction with Bion, the Company recorded a gain of $3,826,154 for the outstanding claims. The Company assigned $2,487,000, or 65% of these claims to Bion for the purchase of the Bion's shares of common stock. The balance of $1,339,154 representing 35% of the claims remained with the Company and is included in the financial statements of the Company. Additionally, the Company's note receivable from TRG for $4,324,274 was written down, prior to the Bion transaction, by $1,061,274 as part of the transaction. The Company also assigned the entire loan of $3,263,000, after the write down, to Bion for the purchase of Bion's shares of common stock by the Company. (See below and Form 8-K dated January 15, 2002).

In addition, an escrow account that was set up for contingent liabilities for the sale of the motorcycle operations and eventual rights to the balance of these funds amounting to approximately $875,000 which is not valued on the Company's books.

Immediately upon consummation of this transaction, Bion purchased a 57.7% majority interest in the Company from OAM. The total consideration paid by Bion consisted of (i) $3,700,000 in cash, (ii) the assignment of the TRG Promissory Note (including accrued interest and reduced by the write-down see above) and related loan guarantees, (iii) the assignment of the 65% interest in the Company's claims with respect to the escrow accounts and claims against IMI (see above), (iv) the issuance of 1,000,000 shares of Bion's common stock, and (v) the issuance of a warrant to acquire 1,000,000 shares of Bion's common stock at a price of $0.90, with expiration date of January 10, 2007.

Under the Subscription Agreement and related Registration Rights Agreement, Bion agreed among other things (i) file a with SEC a Registration Statement with respect to the Bion Shares, as soon as practicable, and within 90 days of the Company's filing with the SEC of its December 31, 2001 Form 10-K, which was filed on July 2, 2002 and to use its best efforts to cause such Registration Statement to be declared effective as soon as practicable thereafter, (ii) to use its best efforts to cause the Bion Shares to be distributed to the Company's common stockholders in a tax efficient manner in accordance with applicable law, and (iii) to use its best efforts to hold an Annual Meeting of Bion Shareholders during 2002, in accordance with its by-laws and applicable law (a meeting was held April 4, 2002). It is expected that the distribution will occur during the second half of calendar 2002.
When that distribution occurs, approximately 11,000,000 of Bion's shares will be distributed back to Bion. Bion has advised the Company that it intends to cancel such shares.

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

The Company has a cash flow deficit from operations and relies on the financial support of Bion, its majority shareholder. Taking into consideration that Bion has incurred operating losses and has, in addition, an accumulated deficit and shortage of funds, there can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that if such required funds are not internally generated that such funds will be available from external sources.

2.     Related Party Transactions

On June 13, 2001 the Company, TRG and OAM entered into the TRG Loan Agreement ("TRG Loan") wherein subject to the terms and certain conditions set forth therein the Company agreed to lend TRG $4,200,000. The loan bears interest at a rate of 5% per annum, is repayable in full on the earlier of June 13, 2002 and the date on which the Company causes or permits a liquidation of the Company, and was secured by the 300,000 shares of the Company common stock currently owned by the TRG and 1,200,000 of the shares of the Company common stock owned by OAM. In connection with the TRG Loan, OAM also entered into the OAM Guaranty wherein it guaranteed TRG's obligations under the TRG Loan Agreement. OAM's liability to the Company under the OAM Guaranty is limited to the value of the Company shares pledged by OAM. On January 15, 2002, in connection with the transaction with Bion, the Company assigned the loan to Bion for the purchase of Bion's shares of common stock. Bion then assigned the loan to OAM for the purchase of the Company's common stock. Prior to these transactions, the Company wrote-off $1,061,274 of this loan (See Note 1
- Basis of Presentation). For the three months ending March 31, 2002, interest of $8,055 was recorded on the TRG Loan which represents interest accrued through January 15, 2002, the date of the Bion transaction.

On March 14, 2002, the Company and Bion entered in an agreement effective January 15, 2002 where the Company will pay $12,000 a month for management services, support staff and office space. In addition, Bion will advance to the Company sums needed to bring its filings with the SEC current, distribute Bion shares to its shareholders, to locate and acquire new business opportunities and for on-going expenses. Bion shall have no obligation to make any advances in excess of $500,000. All sums due Bion shall be evidenced by a convertible revolving promissory note. As additional consideration, Bion received a warrant to purchase 1,000,000 shares of the Company's common stock at $3.00 per share until March 14, 2007. This warrant was valued at $472,000 using the Black-Scholes pricing model and will be amortized over the life of the warrant. As of March 31, 2002 Bion had advanced the Company a total of $42,683.


3.     Outstanding Claims

Aprilia Claims under the Share Purchase Agreement; Request for Arbitration

Pursuant to the terms, and subject to the conditions, of the Share Purchase Agreement and the Escrow Agreement relating to the sale of Moto Guzzi's operating subsidiaries, Lit. 9,375 million (approximately US$ 4,548,000) of the proceeds of the sale were placed into escrow.

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

On June 4, 2001 Aprilia's legal counsel sent a letter to Centerpoint which reiterated the claims in its December 21, 2000 letter and alleged the following: (i) that the cost of the recall campaign was estimated by Aprilia to be approximately Lit. 4,500 million (approximately US$ 2,183,000), which exceeded the Management Date Financial Statement amount with respect to the recall campaign by Lit. 2,676 million (approximately US$ 1,298,000), (ii) that technical problems related to various motorcycles were likely to cost Aprilia approximately Lit. 5,308 million (approximately US$ 2,575,000), and that such technical problems had not been disclosed to Aprilia in connection with the sale of the Moto Guzzi operations to Aprilia, and that Aprilia was entitled to reimbursement of such costs, (iii) that Aprilia was entitled to reimbursement of Lit. 148.5 million (approximately US$ 72,000) incurred by Aprilia in connection with the termination of Mr. Roeth, an executive of MGI Motorcycle GmbH, (iv) that Aprilia was entitled to reimbursement of Lit. 378 million (approximately US$ 183,000) in respect of unjustified credit notes issued by MGI Motorcycle GmbH in favor of dealers and distributors, and (v) that breaches of accounting principles by Moto Guzzi North America entitled it to claims against Centerpoint in the amount of Lit. 1,100 million (approximately US$ 534,000) (collectively with (i), (ii), (iii) and (iv), the "Alleged Claims").

On July 13, 2001 Centerpoint's Italian counsel sent a letter to Aprilia's counsel contesting all of the Alleged Claims.

By letter dated July 13, 2001 Aprilia requested that IMI, the escrow agent under the Escrow Agreement, pay them Lit. 7,611 million (approximately US$ 3,692,000) in respect of the Alleged Claims. On July 26, 2001, in spite of being aware of Centerpoint contesting of each of the Alleged Claims and its intention to seek arbitration, IMI advised Centerpoint that it had paid Lit. 7,611 million (approximately US$ 3,692,000) from the escrow account to Aprilia in respect of the Alleged Claims.

Pursuant to the Share Purchase Agreement and Escrow Agreement, each of which provides that disputes among the parties be arbitrated, the Company filed with the International Arbitration Court of the International Chamber of Commerce a Request for Arbitration in Accordance with Article 4 of the ICC Rules of Arbitration relating to the Alleged Claims and the payment by IMI. Subsequent to the Company's filing, a committee was formed in Milano, Italy to hear the case. The Company is requesting restitution of the Lit. 7,611 million (approximately US$ 3,692,000) paid to Aprilia, plus interest and costs. The Arbitration committee was constituted on November 16, 2001, and a decision is expected to be rendered within twelve to eighteen months of the original filing date.

Dispute with IMI Regarding its Fee

IMI, the Company's investment adviser in connection with the sale of the operating subsidiaries, acted as fiduciary for the closing. At the Closing, but without the prior approval, knowledge or consent of the Company, IMI was paid Lit. 11,401 million, (approximately US$ 5,532,000) in respect of fees and expenses claimed by IMI to be due it under its engagement letter with TRG and OAM. Since early July 2000, the Company and TRG have disputed IMI's interpretation of the calculation of the fee due it under its engagement letter, following indication by IMI of its basis of calculation. The dispute relates to the respective interpretations of the Company, TRG and IMI of the term "Total Transaction Value" as that term is used in the engagement letter. Since that time, the Company and TRG discussed and sought to negotiate with IMI concerning its alleged amount of the fee. IMI refused to engage in negotiations and did not present any calculation of the fee to the Company or TRG prior to the closing. After the closing and actual payment to IMI of the alleged fee, IMI then presented a calculation and an invoice to the Company for fees and expenses alleged by IMI to be due it under the engagement letter in the amount of Lit. 11,401 million (approximately US$ 5,532,000). In addition to disputing the amount of the fee paid to IMI, the Company believes that IMI had no right to cause its fee to be deducted from the sale proceeds, as the Company was not a party to the engagement letter, and did not consent to any such deduction. On February 11, 2002 the Company brought a suit against IMI before the Civil Section of the Court of Milano, seeking reimbursement of Lit. 8,766 million (approximately US$ 4,253,000) of the Lit. 11,401 million (US$ 5,532,000) paid to IMI at the closing. The first hearing in the case, originally scheduled for May 27, 2002, was postponed to July 2, 2002 and as at May 15, 2002 IMI has not yet filed its defenses. On July 2, 2002, IMI and an attorney for the Company appeared before the Examining Judge of the Civil Section of the Court of Milano. IMI filed a defense plea asking for the rejection of the Company's claim. No discussion was made on the merit of the case and the Judge fixed the next hearing for November 15, 2002 at which time the Judge will interrogate both parties and see if it is possible for a settlement.

4.     Stockholders' Equity

During the quarter the following transactions occurred:

On February 5, 2002 the Company issued 6,250 shares of the Company's common stock to an individual for legal services provided to the Company. Equity was increased by $9,375 for the value of the shares issued based on the closing price of the stock of $1.50 on the date of issuance.

CENTERPOINT CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
Three Months Ended March 31,                       2002         2001
                                                  $'000        $'000
Revenue (Expenses):

General and administrative expenses                 (287)         (45)
Income from claim                                  3,826            -
Write-down of TRG loan                            (1,061)           -
Loss on foreign currency translation                (667)           -
Interest income                                        8          162
                                                  ------       ------
Net income attributable to common
 shareholders                                      1,819          117
                                                  ======       ======

During the three months ended March 31, 2002, the Company recorded administrative expenses of $287,000 including $134,000 for costs paid to an
investment banker for the Bion transaction, and   additional administrative
costs including legal fees of $72,058, management fee of $30,000, consulting fees of $27,500, insurance expense of $20,605 and other minor expenses. The Company recorded interest income of $8,348 during the period, primarily from interest earned on the TRG loan. In the corresponding period in 2001, the Company recorded interest income of $162,000 on fixed interest securities and selling, general and administrative expenses of $45,000 principally in respect of compliance costs on continuing operations. The Company also had income of $3,826,154 for claims against Aprilia and IMI and an expense for the write-down of the TRG loan by $1,061,274. These were recorded in connection with the assignments made to Bion in connection with the Company's acquisition of Bion's common stock in January 2002. (See Note 1 to the financial statements.) An additional expense of $667,000 was charged for the realization of foreign exchange losses.

Liquidity and Financial Resources

At the time of the filing of this Report in July 2002, the Company has approximately $14,000 of cash. In order to meet future costs, such as sums needed to bring its filings with the SEC current, to distribute Bion shares to its shareholders, to locate and acquire new business opportunities and for ongoing expenses, loans from Bion will need to be made to the Company. Bion has no obligation to make any advances in excess of $500,000 under its management agreement with the Company. All sums due Bion are to be evidenced by a convertible revolving promissory note. Taking into consideration that Bion has incurred operating losses and has, in addition, an accumulated deficit and limited funds, there can be no assurance that funds required during the next twelve months or thereafter will be available from external sources.

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

On February 11, 2002 the Company brought a suit against IMI before the Civil Section of the Court of Milano, seeking reimbursement of Lit. 8,766 million (approximately US$4,253,000) of the Lit. 11,401 million (US$5,532,000) paid to IMI at the closing. The first hearing in the case, originally scheduled for May 27, 2002, was postponed to July 2, 2002. On July 2, 2002, IMI and an attorney for the Company appeared before the Examining Judge of the Civil Section of the Court of Milano. IMI filed a defense plea asking for the rejection of the Company's claim. No discussion was made on the merit of the case and the Judge fixed the next hearing for November 15, 2002 at which time the Judge will interrogate both parties and see if it is possible for a settlement.

Item 2.     Changes in Securities

The following securities were sold in the quarter ended March 31, 2002 without registration under the Securities Act of 1933, as amended:

On February 5, 2002 we issued 6,250 shares of the Company's common stock to Michael Beckert, an attorney, based on a price per share of $1.50 for fees earned for legal services for the period ending January 31, 2002. In connection with this transaction we relied on the exemption from registration afforded by Section 4(2) and/or other provisions of the Securities Act of 1933, as amended. Mr. Beckert is a sophisticated investor and had access to complete information concerning the Company. The certificate representing the common stock issued bears a restrictive legend concerning the transfer of the shares and stop transfer instructions have been provided to our transfer agent.

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8-K

            Exhibits
            --------

            None

            Reports on Form 8-K
            -------------------

            The following current report on Form 8-K was filed during the three months ended March 31, 2002:

            Form 8-K dated January 15, 2002:  Items 1,5 & 7

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CENTERPOINT CORPORATION



July 26, 2002                       /s/ David Mitchell
                                    ------------------------------------
                                    David Mitchell
                                    President


July 26, 2002                       /s/ David Fuller
                                    ------------------------------------
                                    David Fuller
                                    Principal Accounting Officer