Form 10QSB
period 2002-06-30
CENTERPOINT CORP
filed 2002-08-20
CIK 1004650

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2002

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

Common stock, par value $.01 per share, 6,005,339 shares outstanding as of August 19, 2002.

                        CENTERPOINT CORPORATION

                         INDEX TO FORM 10-QSB
                                                                       PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Unaudited Consolidated Balance Sheet as of June 30, 2002                 3

Unaudited Consolidated Statements of Operations and
 Comprehensive (Loss) Income for the three and six months
 ended June 30, 2002 (unaudited) and June 30, 2001 (unaudited)           4

Unaudited Consolidated Statement of Changes in Stockholders'
 Equity for the six months ended June 30, 2002                           5

Unaudited Consolidated Statements of Cash Flows for the six
 months ended June 30, 2002 and June 30, 2001                            6

Notes to consolidated financial statements                            7-14

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         15-17

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                              18

Item 2.  Changes in Securities and Use of Proceeds                      19

Item 3.  Defaults Upon Senior Securities                                19

Item 4.  Submission of Matters to a Vote of Security Holders            19

Item 5.  Other Information                                              19

Item 6.  Exhibits and Reports on Form 8-K                               19

SIGNATURES                                                              20

CENTERPOINT CORPORATION
Unaudited Consolidated Balance Sheet
June 30, 2002
(in thousands, except for share data)



ASSETS
Current assets:
     Cash and cash equivalents                                  $     18
     Prepaid expenses                                                 40
     Claim receivable                                              1,339
                                                                --------
          Total current assets                                     1,397


Investment in Bion                                                14,250
                                                                --------
          Total assets                                          $ 15,647
                                                                ========


LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
     Accounts payable and accrued expenses                           131
     Convertible revolving promissory note with affiliate            186
                                                                --------
          Total current liabilities                                  317
                                                                --------
          Total liabilities                                          317

Commitments and Contingencies

Stockholders' equity:
Common stock, par value $0.01 per share; 20,250,000
  shares authorized; 6,005,339 shares outstanding                     50
Additional paid-in capital                                        19,116
Accumulated deficit                                               (3,392)
Deferred unearned compensation                                      (444)
                                                                --------
     Total stockholders' equity                                   15,330
                                                                --------


     Total liabilities and stockholders' equity                 $ 15,647
                                                                ========







              See Notes to Consolidated Financial Statements

CENTERPOINT CORPORATION
Unaudited Consolidated Statements of Operations and
Comprehensive (Loss) Income
(in thousands, except for per share data)

                                                   Three Months Ended          Six Months Ended
                                                        June 30,                    June 30,
                                                ------------------------  -------------------------
                                                    2002         2001          2002         2001
                                                -----------  -----------  -------------  ----------
Revenue (Expenses):

General and administrative expenses             $     (104)  $     (109)  $       (391)  $     (153)
Income from claim                                        -            -          3,826            -
Write-down of TRG loan                                   -            -         (1,061)           -
Loss on foreign currency translation                     -            -           (667)           -
Interest (expense) income, net                          (4)         107              4          263
Other income                                             -           20              -           20
                                                -----------  -----------  -------------  ----------
Net (loss) income                               $     (108)  $       18   $      1,711   $      130
                                                -----------  -----------  -------------  ----------
Basic and diluted (loss) earnings per
 common share                                   $    (0.02)  $     0.00   $       0.28   $     0.02
                                                ===========  ===========  =============  ==========
Weighted average number of common shares
   outstanding basic and diluted                 6,005,339    5,999,089      6,004,130    5,999,089
                                                ===========  ===========  =============  ==========
COMPREHENSIVE (LOSS) INCOME:

Net (loss) income                               $     (108)  $       18   $      1,711   $      130
Other comprehensive (loss) income:
   Foreign currency translation adjustments              -         (239)           667         (235)
                                                -----------  -----------  -------------  ----------
Comprehensive (loss) income                     $     (108)  $     (221)  $      2,378   $     (105)
                                                ===========  ===========  =============  ==========











                See Notes to Consolidated Financial Statements

CENTERPOINT CORPORATION
Unaudited Consolidated Statement of Changes in Stockholders' Equity (in thousands, except for share data)



                                                                    Accumulated
                              Common Stock    Additional              Other                       Deferred      Total
                            -----------------  Paid-In      TRG     Comprehensive  Accumulated    Unearned    Stockholders'
                             Shares    Amount  Capital      Loan      Income         Deficit    Compensation    Equity
                            ----------------- ---------- ---------  -------------  -----------  ------------  -------------
Balance January 1, 2002     5,999,089  $  50   $18,635   $ (4,316)  $  (667)        $ (5,103)     $      -     $  8,599
Realized loss on foreign
  currency translation              -      -         -          -       667                -             -          667
Shares issued for services      6,250      -         9          -         -                -             -            9
Assignment of TRG Loan              -      -         -      4,316         -                -             -        4,316
Issuance of warrants for
  services                          -      -       472          -         -                -          (472)           -
Amortization of deferred
  unearned compensation             -      -         -          -         -                -            28           28
Net income                          -      -         -          -         -            1,711             -        1,711
                            -------------------------------------------------------------------------------------------
Balance June 30, 2002       6,005,339  $  50   $19,116    $     -   $     -         $ (3,392)     $   (444)    $ 15,330
                            ===========================================================================================


























                  See Notes to Consolidated Financial Statement

CENTERPOINT CORPORATION
Unaudited Consolidated Statements of Cash Flows
(in thousands)


                                                                     Six Months Ended June 30,
                                                                     -------------------------
                                                                        2002           2001
                                                                     ----------     ----------
Cash flows from operating activities:
Net income                                                           $    1,711     $      130
Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
          Write-down of TRG loan                                          1,061              -
          Interest on TRG loan                                               (8)           (10)
          Common stock issuance for services                                  9              -
          Claims receivable                                              (3,826)             -
          Realized loss on foreign currency translation                     667              -
          Amortization of deferred compensation cost                         28              -
          Other operating activities                                          -           (116)

Changes in:
     Prepaid expenses                                                         3             27
     Accounts payable and accrued expenses                                  (34)          (117)
     Related party payables                                                 146           (179)
                                                                     ----------     ----------
     Net cash used in operating activities                                 (243)          (265)
                                                                     ----------     ----------
Cash flows from investing activities:
Investment in Bion                                                       (8,500)             -
Sale of marketable securities                                                 -         12,409
Loan to TRG                                                                   -         (4,200)
                                                                     ----------     ----------
     Net cash (used in) provided by investing activities                 (8,500)         8,209
                                                                     ----------     ----------
Net (decrease) increase in cash and cash equivalents                     (8,743)         7,944
Effects of exchange rate changes on cash and cash equivalents                 -             33
Cash and cash equivalents, beginning of period                            8,761          1,055
                                                                     ----------     ----------
Cash and cash equivalents, end of period                             $       18     $    9,032
                                                                     ==========     ==========
Supplemental disclosure of cash flow information:
     Cash paid for interest during the period                        $              $

Supplemental information on non-cash investing activities:
     Assignment of loan to TRG as consideration for the purchase
         of Bion common stock                                        $    3,263     $        -
      Assignment of claims receivable as consideration for the
         purchase of Bion common stock                               $    2,487     $        -




                      See Notes to Financial Statements

CENTERPOINT CORPORATION
Notes to Consolidated Financial Statements
June 30, 2002


1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Centerpoint Corporation (the Company") have been prepared in accordance with the instructions to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For a summary of the Registrant's accounting principles, and other footnote information, reference is made to the Form 10-K for the year ended December 31, 2001. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All of such adjustments are of a normal and recurring nature. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

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

The financial statements for the period ended June 30, 2002 are shown in U.S. dollars because all of the Company's material operating entities were based and operated in the U.S. For the similar period ending June 30, 2001, the Company's financial statements were translated to U.S. dollars since the functional currency was the Italian lire.

CENTERPOINT CORPORATION
Notes to Consolidated Financial Statements
June 30, 2002


1.  Basis of Presentation (continued)

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

On January 15, 2002, the Company closed the transaction with Bion by purchasing 19,000,000 shares of restricted stock of Bion in exchange for approximately $8.5 million in cash (substantially all of the Company's cash), the TRG Promissory Note (including accrued interest and reduced by the write-down - see below), and the assignment of 65% of the Company's claims with respect to the escrow accounts and claims against IMI (see below). The common stock of Bion is traded on the OTC Bulletin Board under the symbol "BNET".

The 65% of the claims that were assigned to Bion from the Company are the Company's claims against Aprilia, S.p.A., an Italian corporation ("Aprilia"), the purchaser of the Company's motorcycle operations and Banca di Intermediazione Mobiliare IMI S.p.A., an Italian corporation ("IMI"), the investment banker for the Company in the transaction. The Aprilia claim is for funds paid to Aprilia, though disputed by the Company, from an escrow account set up for contingent liabilities related to the sale of the motorcycle operations. The claim against IMI is with regard to a dispute in calculating the fee they received as investment banker in the sale of the motorcycle operations to Aprilia. The total of these two claims is approximately $7,945,000. The 65% of these claims that Bion received for the sale of its shares of common stock to the Company was valued in the Bion transaction at $2,487,000. This represents a 52% discount from the full amount of the claim for an aggregate discounted value of $3,826,154. The $3,826,154 value ascribed to the claim was arrived at through an internal allocation made by Bion management based on its own evaluation of the relevant facts and circumstances and its review of a fairness opinion that was provided by an investment banking firm with regard to the transaction as a whole.

CENTERPOINT CORPORATION
Notes to Consolidated Financial Statements
June 30, 2002


1.  Basis of Presentation (continued)

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

Immediately upon consummation of this transaction, Bion purchased a 57.7% majority interest in the Company from OAM. The total consideration paid by Bion consisted of (i) $3,700,000 in cash, (ii) the assignment of the TRG Promissory Note (including accrued interest and reduced by the write-down - see above) and related loan guarantees, (iii) the assignment of the 65% interest in the Company's claims with respect to the escrow accounts and claims against IMI (see above), (iv) the issuance of 1,000,000 shares of Bion's common stock, and (v) the issuance of a warrant to acquire 1,000,000 shares of Bion's common stock at a price of $0.90, with expiration date of January 10, 2007.

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

CENTERPOINT CORPORATION
Notes to Consolidated Financial Statements
June 30, 2002


1.  Basis of Presentation (continued)

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

Effect of Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141.

SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangibles assets recognized at that date, regardless of when those assets were initially recognized. The adoption of SFAS No. 144 did not have an effect on our financial condition or results of operations

CENTERPOINT CORPORATION
Notes to Consolidated Financial Statements
June 30, 2002


1.  Basis of Presentation (continued)

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount of fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The adoption of SFAS No. 144 did not have an effect on our financial condition or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Restructuring Costs. SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS No. 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002 with earlier adoption encouraged. Under SFAS No. 146, a company may not restate its previously issued financial statements and the new Statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues task Force Issue 94-3.

2.  Related Party Transactions

On June 13, 2001 the Company, TRG and OAM entered into the TRG Loan Agreement ("TRG Loan") wherein subject to the terms and certain conditions set forth therein the Company agreed to lend TRG $4,200,000. The loan bears interest at a rate of 5% per annum, is repayable in full on the earlier of June 13, 2002 and the date on which the Company causes or permits a liquidation of the Company, and was secured by the 300,000 shares of the Company common stock currently owned by the TRG and 1,200,000 of the shares of the Company common stock owned by OAM. In connection with the TRG Loan, OAM also entered into the OAM Guaranty wherein it guaranteed TRG's obligations under the TRG Loan Agreement. OAM's liability to the Company under the OAM Guaranty is limited to the value of the Company shares pledged by OAM. On January 15, 2002, in connection with the transaction with Bion, the Company assigned the loan to Bion for the purchase of Bion's shares of common stock. Bion then assigned the loan to OAM for the purchase of the Company's common stock. Prior to these transactions, the Company wrote-off $1,061,274 of this loan (See Note 1
- Basis of Presentation). For the six months ending June 30, 2002, interest of $8,055 was recorded on the TRG Loan which represents interest accrued through January 15, 2002, the date of the Bion transaction.

CENTERPOINT CORPORATION
Notes to Consolidated Financial Statements
June 30, 2002


2.  Related Party Transactions (continued)

On March 14, 2002, the Company and Bion entered in an agreement effective January 15, 2002 where the Company will pay $12,000 a month for management services, support staff and office space. In addition, Bion will advance to the Company sums needed to bring its filings with the SEC current, distribute Bion shares to its shareholders, to locate and acquire new business opportunities and for on-going expenses. Bion shall have no obligation to make any advances in excess of $500,000. All sums due Bion shall be evidenced by a convertible revolving promissory note with interest accruing at one percent (1%) per month and convertible at any time by Bion into shares of the Company's common stock at a conversion price of $3.00 per share. As additional consideration, Bion received a warrant to purchase 1,000,000 shares of the Company's common stock at $3.00 per share until March 14, 2007. This warrant was valued at $472,000 using the Black-Scholes pricing model and will be amortized over the life of the warrant. As of June 30, 2002, Bion had advanced the Company a total of $186,000.

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

On June 4, 2001 Aprilia's legal counsel sent a letter to Centerpoint which reiterated the claims in its December 21, 2000 letter and alleged the following: (i) that the cost of the recall campaign was estimated by Aprilia to be approximately Lit. 4,500 million (approximately US$ 2,183,000), which exceeded the Management Date Financial Statement amount with respect to the recall campaign by Lit. 2,676 million (approximately US$ 1,298,000), (ii) that technical problems related to various motorcycles were likely to cost Aprilia

CENTERPOINT CORPORATION
Notes to Consolidated Financial Statements
June 30, 2002


3.  Outstanding Claims (continued)

approximately Lit. 5,308 million (approximately US$ 2,575,000), and that such technical problems had not been disclosed to Aprilia in connection with the sale of the Moto Guzzi operations to Aprilia, and that Aprilia was entitled to reimbursement of such costs, (iii) that Aprilia was entitled to reimbursement of Lit. 148.5 million (approximately US$ 72,000) incurred by Aprilia in connection with the termination of Mr. Roeth, an executive of MGI Motorcycle GmbH, (iv) that Aprilia was entitled to reimbursement of Lit. 378 million (approximately US$ 183,000) in respect of unjustified credit notes issued by MGI Motorcycle GmbH in favor of dealers and distributors, and (v) that breaches of accounting principles by Moto Guzzi North America entitled it to claims against Centerpoint in the amount of Lit. 1,100 million (approximately US$ 534,000) (collectively with (i), (ii), (iii) and (iv), the "Alleged Claims").

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

Dispute with IMI Regarding its Fee

IMI, the Company's investment adviser in connection with the sale of the operating subsidiaries, acted as fiduciary for the closing. At the Closing, but without the prior approval, knowledge or consent of the Company, IMI was paid Lit. 11,401 million, (approximately US$ 5,532,000) in respect of fees and expenses claimed by IMI to be due it under its engagement letter with TRG and OAM. Since early July 2000, the Company and TRG have disputed IMI's interpretation of the calculation of the fee due it under its engagement letter, following indication by IMI of its basis of calculation. The dispute

CENTERPOINT CORPORATION
Notes to Consolidated Financial Statements
June 30, 2002


3.  Outstanding Claims (continued)

relates to the respective interpretations of the Company, TRG and IMI of the term "Total Transaction Value" as that term is used in the engagement letter. Since that time, the Company and TRG discussed and sought to negotiate with IMI concerning its alleged amount of the fee. IMI refused to engage in negotiations and did not present any calculation of the fee to the Company or TRG prior to the closing. After the closing and actual payment to IMI of the alleged fee, IMI then presented a calculation and an invoice to the Company for fees and expenses alleged by IMI to be due it under the engagement letter in the amount of Lit. 11,401 million (approximately US$ 5,532,000). In addition to disputing the amount of the fee paid to IMI, the Company believes that IMI had no right to cause its fee to be deducted from the sale proceeds, as the Company was not a party to the engagement letter, and did not consent to any such deduction. On February 11, 2002 the Company brought a suit against IMI before the Civil Section of the Court of Milano, seeking reimbursement of Lit. 8,766 million (approximately US$ 4,253,000) of the Lit. 11,401 million (US$ 5,532,000) paid to IMI at the closing. The first hearing in the case, originally scheduled for May 27, 2002, was postponed to July 2, 2002 and as at May 15, 2002 IMI has not yet filed its defenses. On July 2, 2002, IMI and an attorney for the Company appeared before the Examining Judge of the Civil Section of the Court of Milano. IMI filed a defense plea asking for the rejection of the Company's claim. No discussion was made on the merit of the case and the Judge fixed the next hearing for November 15, 2002 at which time the Judge will interrogate both parties and see if it is possible for a settlement.

4.  Stockholders' Equity

During the six months ended June 30, 2002 the following transactions occurred:
On February 5, 2002 the Company issued 6,250 shares of the Company's common stock to an individual for legal services provided to the Company. Equity was increased by $9,375 for the value of the shares issued based on the closing price of the stock of $1.50 on the date of issuance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2002 Compared with Three Months Ended June 30,
2001.

                                               Three Months Ended
                                                     June 30,
                                             ----------------------
Results of Operations:                          2002         2001
                                             ---------     --------

General and administrative expenses          $   (104)     $  (109)
Interest (expense) income, net                     (4)         107
Other income                                        -           20
                                             ---------     --------
Net income (loss)                            $   (108)     $    18
                                             =========     ========

General and administrative expenses - During the three months ended June 30, 2002 (the "2002 Quarter") general and administrative expenses decreased to $104,000 from $109,000 during the three months ended June 30, 2001 (the "2001 Quarter"). In the 2002 Quarter, general and administrative expenses included legal fees in the amount of $24,000, which were primarily related to the Aprilia claim. General and administrative expenses also included management fees of $64,000, which was comprised of $36,000 for services provided by Bion pursuant to an agreement where the Company pays Bion $12,000 a month for management services and $28,000 which related to the amortization of deferred compensation costs related to a warrant to purchase 1,000,000 shares of the Company issued to Bion also for management services. The warrant is exercisable at $3.00 per warrant and expires March 14, 2007. In the 2001 Quarter, general and administrative expenses were principally incurred in connection with compliance costs.

Interest income, net - In the 2002 Quarter, the Company did not record any interest income as a result of low average monthly cash balances. Also, in the 2002 Quarter, the Company incurred $4,000 in interest on the revolving promissory note due Bion. In the 2001 Quarter, the Company recorded interest income in the amount of $107,000 principally on Euro denominated fixed interest securities.

Other (expense) income - The Company did not have other income in the 2002 Quarter. In the 2001 Quarter, the Company recognized positive exchange differences of $20,000.

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001.

                                             Six Months Ended June 30,
                                                  (in thousands)
                                             -------------------------
Results of Operations:                          2002            2001
                                             ---------        --------

General and administrative expenses          $   (391)        $  (153)
Income from claim                               3,826               -
Write-down of TRG loan                         (1,061)              -
Loss on foreign currency translation             (667)              -
Interest income, net                                4             263
Other income                                        -              20
                                             ---------        --------
Net income                                   $  1,711         $   130
                                             =========        ========

General and administrative expenses - During the six months ended June 30, 2002 (the "2002 Six Months"), general and administrative expenses increased to $391,000 from $153,000 during the six months ended June 30, 2001 (the "2001 Six Months"). In the 2002 Six Months, general and administrative expenses included $134,000 in fees paid to an investment banker in connection with the Bion transaction. In the 2002 Six months the Company also incurred legal fees in the amount of $96,000, which primarily related to the Aprilia claim, the Bion transaction and filings made to the Securities and Exchange Commission. General and administrative expenses also included management fees of $94,000, which was comprised of $66,000 for services provided by Bion pursuant to an agreement where the Company pays Bion $12,000 a month for management services and $28,000 which related to the amortization of deferred compensation costs related to a warrant to purchase 1,000,000 shares of the Company issued to Bion also for management services. The warrant is exercisable at $3.00 per warrant and expires March 14, 2007. General and administrative expenses also included consulting fees of $30,000 that were related to the Bion transaction. In the 2001 Six Months, general and administrative expenses were principally incurred in connection with compliance costs.

Income from claim - The Company recognized income of $3,826,000 for claims against Aprilia and IMI in the 2002 Six Months. This income was recorded in connection with the assignments made to Bion in connection with the Company's acquisition of Bion's common stock in January 2002 (See Note 1 to the financial statements). There was no such claim income recognized in the 2001 Six Months.

Write-down of TRG loan - The Company wrote-down its loan receivable with TRG by $1,061,000 in the 2002 Six Months. This write-down was recorded in connection with the assignments made to Bion in connection with the Company's acquisition of Bion's common stock in January 2002 (See Note 1 to the
financial statements).   No such write-down was taken in the 2001 Six Months.

Loss on foreign currency translation - The Company realized a $667,000 loss on foreign currency translation in the 2002 Six Months. No such loss was recognized in the 2001 Six Months.

Interest income, net - In the 2002 Six Months, the Company recorded interest income of $8,000 during the period, primarily from interest earned on the TRG loan. This was offset by interest expense of $4,000 on the revolving promissory note due Bion. In the 2001 Six Months, the Company recorded interest income in the amount of $263,000 principally on Euro denominated fixed interest securities.

Other income - The Company did not have other income in the 2002 Six Months. In the 2001 Six Months, the Company recognized positive exchange differences of $20,000.

Liquidity and Financial Resources

As of June 30, 2002, the Company had approximately $18,000 of cash. In order to meet future costs, such as sums needed to distribute Bion shares to its shareholders, to locate and acquire new business opportunities and for ongoing expenses, loans from Bion will need to be made to the Company. Bion has advanced the Company 186,000 as of June 30, 2002. Bion has no obligation to make any advances in excess of $500,000 under its management agreement with the Company. All sums due Bion are to be evidenced by a convertible revolving promissory note. Taking into consideration that Bion has incurred operating losses and has, in addition, an accumulated deficit and limited funds, there can be no assurance that funds required during the next twelve months or thereafter will be available from external sources.

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

         None.

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


                                    CENTERPOINT CORPORATION


August 20, 2002                     By: /s/ David Mitchell
                                       -------------------------------
                                       David Mitchell
                                       President


August 20, 2002                     By: /s/ David Fuller
                                       -------------------------------
                                       David Fuller
                                       Principal Accounting Officer




                 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                         CHIEF FINANCIAL OFFICER OF
                          CENTERPOINT CORPORATION
                     PURSUANT TO 18 U.S.C. SECTION 1350


We certify that, to the best of our knowledge, the Quarterly Report on Form 10-QSB of Centerpoint Corporation for the period ending June 30, 2002:

     (1) complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of Centerpoint Corporation.



/s/ David Mitchell                      /s/ David Fuller
---------------------------------       -------------------------------
David Mitchell                          David Fuller
Chief Executive Officer                 Chief Financial Officer
August 20, 20002                        August 20, 2002