Form 10QSB/A
period 2002-03-31
CENTERPOINT CORP
filed 2002-09-30
CIK 1004650

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-QSB/A
                               Amendment No. 1


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

CENTERPOINT CORPORATION
March 31, 2002

Part I - Financial Information

CENTERPOINT CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEET
March 31, 2002


                                                   Mar. 31
                                                    2002
ASSETS                                              $'000

Current:

Cash and cash equivalents                         $    19
Prepaid expenses                                       41
                                                  -------
TOTAL CURRENT ASSETS                                   60
                                                  -------

Other Assets:

Investment in Bion                                 11,763
Deferred debt cost                                    472
                                                  -------
TOTAL OTHER ASSETS                                 12,235
                                                  -------

TOTAL ASSETS                                       12,295
                                                  =======


LIABILITIES

Accounts payable                                       87
Amounts due to related and affiliated parties          43
Accrued expenses and other payables                   109
                                                  -------
TOTAL CURRENT LIABILITIES                             239
                                                  -------

Commitments and Contingencies

Stockholders' equity:

Common stock, par value $0.01 per share:
  Authorised 20,250,000 shares;
  6,005,339 shares outstanding                         50

Additional paid-in capital                         19,116
Accumulated deficit                                (7,110)
                                                  -------
Total Stockholders' equity                         12,056
                                                  -------

LIABILITIES & SHAREHOLDERS' EQUITY                 12,295
                                                  =======




                See Notes to Consolidated Financial Statements

CENTERPOINT CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
3 Months ended March 31, 2002 and 2001



                                                   Mar. 31         Mar. 31
                                                     2002            2001
                                                   US $'000        US $'000

Revenue (Expenses):

General and administrative expenses                    (287)            (45)
Write-down of TRG loan                               (1,061)
Loss on foreign currency translation                   (667)
Interest income                                           8             162
                                                 ----------      ----------
Net income                                           (2,007)            117
                                                 ----------      ----------
Income attributable to common shareholders           (2,007)            117
                                                 ==========      ==========

Earnings Per Share:

Basic and Diluted                                $    (0.33)     $     0.02


Weighted Average Number of Shares
  Outstanding During the Period:

Basic and Diluted                                 6,002,908       5,999,089
                                                 ==========      ==========












               See Notes to Consolidated Financial Statements

CENTERPOINT CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
March 31, 2002

                                                                           Accumulated
                                                  Additional                  Other                    SHARE-
                                 Common Stock       Paid-In                Comprehensive  Accumulated  HOLDERS
                                Shares     Amount   Capital     TRG Loan     Income         Deficit    EQUITY
                                           $'000     $'000      $'000        $'000          $'000      $'000

Balance January 1, 2002        5,999,089      50     18,635      (4,316)        (667)      (5,103)     8,599

Realization of Accumulated
 Comprehensive Income                                                            667                     667
   Shares issued for services      6,250                  9           -            -            -          9
   Assignment of TRG Loan                                 -       4,316            -            -      4,316
   Deferred Debt Cost                                   472                                              472
   Net Income                                                                              (2,007)    (2,007)
                               -----------------------------------------------------------------------------
Balance March 31, 2002         6,005,339      50     19,116           -            -       (7,110)    12,056
                               =============================================================================



























                 See Notes to Consolidated Financial Statement

CENTERPOINT CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
March 31, 2002

                                                       Mar. 31        Mar. 31
                                                        2002           2001
                                                       $'000          $'000

Net income from continuing operations                  (2,007)          117

Adjustments to reconcile net income to net
 cash provided by operating activities:
   Write-down of TRG Loan                               1,061             -
   Stock issuance for services                              9             -
   Realized loss on foreign currency translation          667             -
   Other operating activities                                             1

Changes in assets and liabilities:
   Prepaid expenses                                         2            18
   Accounts payable and accrued expenses                   71           (21)
   Related party payables                                   3           (80)
   Accrued expenses                                       (48)            -
                                                       ------         -----
Net cash provided by operating activities                (242)           35
                                                       ------         -----
Investing activities
   Investment in Bion                                  (8,500)            -
                                                       ------         -----
Net cash used in financing activities                  (8,500)            -
                                                       ------         -----
Net increase/(decrease) in cash                        (8,742)           35

Effects of exchange rate changes on cash                    -            21

Cash, beginning of period                               8,761         1,095
                                                       ------         -----
Cash, end of period                                        19         1,151
                                                       ======         =====


Supplemental information on non-cash investing activities:

Assignment of Loan to TRG as consideration for the
   purchase of Bion common stock                       3,263              -
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


On January 15, 2002, effective immediately prior to the Company's transaction with Bion, the Company's note receivable from TRG for $4,324,274 was written down by $1,061,274 as part of the transaction. The Company also assigned the entire loan of $3,263,000, after the write down, to Bion for the purchase of Bion's shares of common stock by the Company. (See below and Form 8-K dated January 15, 2002).

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

CENTERPOINT CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
Three Months Ended March 31,                       2002         2001
                                                  $'000        $'000
Revenue (Expenses):

General and administrative expenses                 (287)         (45)
Write-down of TRG loan                            (1,061)           -
Loss on foreign currency translation                (667)           -
Interest income                                        8          162
                                                  ------       ------
Net income attributable to common
 shareholders                                     (2,007)         117
                                                  ======       ======

During the three months ended March 31, 2002, the Company recorded administrative expenses of $287,000 including $134,000 for costs paid to an
investment banker for the Bion transaction, and   additional administrative
costs including legal fees of $72,058, management fee of $30,000, consulting fees of $27,500, insurance expense of $20,605 and other minor expenses. The Company recorded interest income of $8,348 during the period, primarily from interest earned on the TRG loan. In the corresponding period in 2001, the Company recorded interest income of $162,000 on fixed interest securities and selling, general and administrative expenses of $45,000 principally in respect of compliance costs on continuing operations. The Company also had an expense for the write-down of the TRG loan by $1,061,274. This was recorded in connection with the assignments made to Bion in connection with the Company's acquisition of Bion's common stock in January 2002. (See Note 1 to the financial statements.) An additional expense of $667,000 was charged for the realization of foreign exchange losses.


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

                                    CENTERPOINT CORPORATION



September 27, 2002                  /s/ David Mitchell
                                    ------------------------------------
                                    David Mitchell
                                    President


September 27, 2002                  /s/ David Fuller
                                    ------------------------------------
                                    David Fuller
                                    Principal Accounting Officer




                                CERTIFICATIONS

     I, David J. Mitchell, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Centerpoint Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: September 27, 2002

                                  /s/ David J. Mitchell
                                  ------------------------------------
                                  David J. Mitchell
                                  Chief Executive Officer
                                  (Principal Executive Officer)

     I, David Fuller, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Centerpoint Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: September 27, 2002

                                  /s/ David Fuller
                                  ------------------------------------
                                  David Fuller
                                  Principal Accounting Officer
                                  (Principal Financial Officer)



                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         AND CHIEF FINANCIAL OFFICER OF
                            CENTERPOINT CORPORATION
                      PURSUANT TO 18 U.S.C. SECTION 1350


     We certify that, to the best of our knowledge, the Quarterly Report on Form 10-QSB of Centerpoint Corporation for the period ending March 31, 2002:

     (1) complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Bion Environmental Technologies, Inc.


/s/ David J. Mitchell                     /s/ David Fuller
--------------------------------          ----------------------------------
David J. Mitchell                         David Fuller
Chief Executive Officer                   Chief Financial Officer
September 27, 2002                        September 27, 2002