Form 10QSB/A
period 2002-06-30
CENTERPOINT CORP
filed 2002-09-30
CIK 1004650

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

                        CENTERPOINT CORPORATION

                         INDEX TO FORM 10-QSB
                                                                       PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                            2

Unaudited Consolidated Balance Sheet as of June 30, 2002                 3

Unaudited Consolidated Statements of Operations and
 Comprehensive (Loss) Income for the three and six months
 ended June 30, 2002 (unaudited) and June 30, 2001 (unaudited)           4

Unaudited Consolidated Statement of Changes in Stockholders'
 Equity for the six months ended June 30, 2002                           5

Unaudited Consolidated Statements of Cash Flows for the six
 months ended June 30, 2002 and June 30, 2001                            6

Notes to consolidated financial statements                            7-14

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         15-17

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                              18

Item 2.  Changes in Securities and Use of Proceeds                      19

Item 3.  Defaults Upon Senior Securities                                19

Item 4.  Submission of Matters to a Vote of Security Holders            19

Item 5.  Other Information                                              19

Item 6.  Exhibits and Reports on Form 8-K                               19

SIGNATURES                                                              20

CENTERPOINT CORPORATION
Unaudited Consolidated Balance Sheet
June 30, 2002
(in thousands, except for share data)



ASSETS
Current assets:
     Cash and cash equivalents                                  $     18
     Prepaid expenses                                                 40
                                                                --------
          Total current assets                                        58


Investment in Bion                                                11,763
                                                                --------
          Total assets                                          $ 11,821
                                                                ========


LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
     Accounts payable and accrued expenses                           131
     Convertible revolving promissory note with affiliate            186
                                                                --------
          Total current liabilities                                  317
                                                                --------
          Total liabilities                                          317

Commitments and Contingencies

Stockholders' equity:
Common stock, par value $0.01 per share; 20,250,000
  shares authorized; 6,005,339 shares outstanding                     50
Additional paid-in capital                                        19,116
Accumulated deficit                                               (7,218)
Deferred unearned compensation                                      (444)
                                                                --------
     Total stockholders' equity                                   11,504
                                                                --------


     Total liabilities and stockholders' equity                 $ 11,821
                                                                ========







              See Notes to Consolidated Financial Statements

CENTERPOINT CORPORATION
Unaudited Consolidated Statements of Operations and
Comprehensive (Loss) Income
(in thousands, except for per share data)

                                                   Three Months Ended          Six Months Ended
                                                        June 30,                    June 30,
                                                ------------------------  -------------------------
                                                    2002         2001          2002         2001
                                                -----------  -----------  -------------  ----------
Revenue (Expenses):

General and administrative expenses             $     (104)  $     (109)  $       (391)  $     (153)
Write-down of TRG loan                                   -            -         (1,061)           -
Loss on foreign currency translation                     -            -           (667)           -
Interest (expense) income, net                          (4)         107              4          263
Other income                                             -           20              -           20
                                                -----------  -----------  -------------  ----------
Net (loss) income                               $     (108)  $       18   $     (2,115)  $      130
                                                -----------  -----------  -------------  ----------
Basic and diluted (loss) earnings per
 common share                                   $    (0.02)  $     0.00   $      (0.35)  $     0.02
                                                ===========  ===========  =============  ==========
Weighted average number of common shares
   outstanding basic and diluted                 6,005,339    5,999,089      6,004,130    5,999,089
                                                ===========  ===========  =============  ==========
COMPREHENSIVE (LOSS) INCOME:

Net (loss) income                               $     (108)  $       18   $     (2,115)  $      130
Other comprehensive (loss) income:
   Foreign currency translation adjustments              -         (239)           667         (235)
                                                -----------  -----------  -------------  ----------
Comprehensive (loss) income                     $     (108)  $     (221)  $     (1,448)  $     (105)
                                                ===========  ===========  =============  ==========











                See Notes to Consolidated Financial Statements

CENTERPOINT CORPORATION
Unaudited Consolidated Statement of Changes in Stockholders' Equity (in thousands, except for share data)



                                                                    Accumulated
                              Common Stock    Additional              Other                       Deferred      Total
                            -----------------  Paid-In      TRG     Comprehensive  Accumulated    Unearned    Stockholders'
                             Shares    Amount  Capital      Loan      Income         Deficit    Compensation    Equity
                            ----------------- ---------- ---------  -------------  -----------  ------------  -------------
Balance January 1, 2002     5,999,089  $  50   $18,635   $ (4,316)  $  (667)        $ (5,103)     $      -     $  8,599
Realized loss on foreign
  currency translation              -      -         -          -       667                -             -          667
Shares issued for services      6,250      -         9          -         -                -             -            9
Assignment of TRG Loan              -      -         -      4,316         -                -             -        4,316
Issuance of warrants for
  services                          -      -       472          -         -                -          (472)           -
Amortization of deferred
  unearned compensation             -      -         -          -         -                -            28           28
Net income                          -      -         -          -         -           (2,115)            -       (2,115)
                            -------------------------------------------------------------------------------------------
Balance June 30, 2002       6,005,339  $  50   $19,116    $     -   $     -         $ (7,218)     $   (444)    $ 11,504
                            ===========================================================================================


























                  See Notes to Consolidated Financial Statement

CENTERPOINT CORPORATION
Unaudited Consolidated Statements of Cash Flows
(in thousands)


                                                                     Six Months Ended June 30,
                                                                     -------------------------
                                                                        2002           2001
                                                                     ----------     ----------
Cash flows from operating activities:
Net income                                                           $   (2,115)    $      130
Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
          Write-down of TRG loan                                          1,061              -
          Interest on TRG loan                                               (8)           (10)
          Common stock issuance for services                                  9              -
          Realized loss on foreign currency translation                     667              -
          Amortization of deferred compensation cost                         28              -
          Other operating activities                                          -           (116)

Changes in:
     Prepaid expenses                                                         3             27
     Accounts payable and accrued expenses                                  (34)          (117)
     Related party payables                                                 146           (179)
                                                                     ----------     ----------
     Net cash used in operating activities                                 (243)          (265)
                                                                     ----------     ----------
Cash flows from investing activities:
Investment in Bion                                                       (8,500)             -
Sale of marketable securities                                                 -         12,409
Loan to TRG                                                                   -         (4,200)
                                                                     ----------     ----------
     Net cash (used in) provided by investing activities                 (8,500)         8,209
                                                                     ----------     ----------
Net (decrease) increase in cash and cash equivalents                     (8,743)         7,944
Effects of exchange rate changes on cash and cash equivalents                 -             33
Cash and cash equivalents, beginning of period                            8,761          1,055
                                                                     ----------     ----------
Cash and cash equivalents, end of period                             $       18     $    9,032
                                                                     ==========     ==========
Supplemental disclosure of cash flow information:
     Cash paid for interest during the period                        $              $

Supplemental information on non-cash investing activities:
     Assignment of loan to TRG as consideration for the purchase
         of Bion common stock                                        $    3,263     $        -






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

On January 15, 2002, the Company closed the transaction with Bion by purchasing 19,000,000 shares of restricted stock of Bion in exchange for approximately $8.5 million in cash (substantially all of the Company's cash), the TRG Promissory Note (including accrued interest and reduced by the write-down - see below), and the assignment of 65% of the Company's claims with respect to the escrow accounts and claims against IMI (see below). The common stock of Bion is traded on the OTC/Bulletin Board under the symbol "BNET".

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

In addition, an escrow account that was set up for contingent liabilities for the sale of the motorcycle operations and eventual rights to the balance of these funds amounting to approximately $875,000 of which the Company assigned 65% of the rights to these funds to Bion, is not valued on the Company's books.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2002 Compared with Three Months Ended June 30,
2001.

                                               Three Months Ended
                                                     June 30,
                                             ----------------------
Results of Operations:                          2002         2001
                                             ---------     --------

General and administrative expenses          $   (104)     $  (109)
Interest (expense) income, net                     (4)         107
Other income                                        -           20
                                             ---------     --------
Net income/(loss)                            $   (108)     $    18
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

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001.


                                             Six Months Ended June 30,
                                                  (in thousands)
                                             -------------------------
Results of Operations:                          2002            2001
                                             ---------        --------

General and administrative expenses          $   (391)        $  (153)
Write-down of TRG loan                         (1,061)              -
Loss on foreign currency translation             (667)              -
Interest income, net                                4             263
Other income                                        -              20
                                             ---------        --------
Net income                                   $  2,115         $   130
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


                                    CENTERPOINT CORPORATION


September 27, 2002                  By: /s/ David Mitchell
                                       -------------------------------
                                       David Mitchell
                                       President


September 27, 2002                  By: /s/ David Fuller
                                       -------------------------------
                                       David Fuller
                                       Principal Accounting Officer





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




/s/ David Mitchell                      /s/ David Fuller
---------------------------------       -------------------------------
David Mitchell                          David Fuller
Chief Executive Officer                 Chief Financial Officer
September 27, 2002                      September 27, 2002