Form 10QSB
period 2002-09-30
CENTERPOINT CORP
filed 2002-11-15
CIK 1004650

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                            (212) 758-6622
            --------------------------------------------------
            Registrant's telephone number, including area code

 Securities registered under Section 12(b) and or 12(g) of the Exchange Act:

                        Common Stock, $.01 par value

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes X     No ___

As of November 12, 2002 the issuer had outstanding 6,005,339 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes ___   No X

                         CENTERPOINT CORPORATION

                     QUARTERLY REPORT ON FORM 10-QSB

                            TABLE OF CONTENTS



PART I ..............................................................   3

     Item 1.  Financial Statements ..................................   3

              Unaudited consolidated balance sheet as of
              September 30, 2002 ....................................   3

              Unaudited consolidated statements of operations for
              the three and nine months ended September 30, 2002
              and 2001 ..............................................   4

              Unaudited consolidated statements of cash flows for
              the three and nine months ended September 30, 2002
              and 2001 ..............................................   5

              Notes to unaudited consolidated financial statements ..   6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations  ..................  14

     Item 3.  Controls and Procedures ...............................  16

PART II .............................................................  17

     Item 6.  Exhibits and Reports on Form 8-K ......................  17

     Signatures .....................................................  18

     Certifications .................................................. 18

PART I

Item 1.  Financial Statements

CENTERPOINT CORPORATION

Unaudited Balance Sheet
As of September 30, 2002


ASSETS
Current assets:
     Cash and cash equivalents                              $      3,187
     Prepaid expenses and other current assets                    37,358
                                                            ------------
          Total current assets                                    40,545

Investment in Bion Environmental Technologies, Inc.           11,763,000
                                                            ------------
          Total assets                                      $ 11,803,545
                                                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                  $     92,011
     Convertible revolving promissory note with affiliate        267,320
                                                            ------------
          Total current liabilities                              359,331
                                                            ------------
          Total liabilities                                      359,331

Commitments and contingencies

Stockholders' Equity:
Common stock, no par value, 20,250,000 shares
 authorized, 6,005,339 shares issued and
 outstanding                                                      50,000
Additional paid-in capital                                    19,116,375
Accumulated deficit                                           (7,301,297)
Deferred unearned compensation                                  (420,864)
                                                            ------------
     Total stockholders' equity                               11,444,214
                                                            ------------
     Total liabilities and stockholders' equity             $ 11,803,545
                                                            ============










              See notes to consolidated financial statements

CENTERPOINT CORPORATION

Unaudited Statements of Operations and Comprehensive Loss


                                         Three Months Ended          Nine Months Ended
                                             September 30,               September 30,
                                      -------------------------   -------------------------
                                          2002          2001          2002          2001
                                      -----------   -----------   -----------   -----------
Revenue                               $         0   $         0   $         0   $         0

Operating expenses:
  General and administrative               75,985       102,764       466,185       266,994
  Write down of TRG loan                        -             -     1,061,759             -
                                      -----------   -----------   -----------   -----------
                                           75,985       102,764     1,527,944       266,994

Operating loss                            (75,985)     (102,764)   (1,527,944      (266,994)

Other income (expenses):
  Loss on foreign currency
    Translation                                 -             -      (668,494)            -
  Interest, net                            (6,725)       54,481        (1,913)      337,035

  Other                                                      48                      21,783
                                      -----------   -----------   -----------   -----------
                                           (6,725)       54,529      (670,407)      358,818
                                      -----------   -----------   -----------   -----------

Net (loss) income                         (82,710)      (48,235)   (2,198,351)       91,824
                                      ===========   ===========   ===========   ===========

Basic and diluted loss per common
  Share                               $     (0.01)  $     (0.01)  $     (0.37)  $      0.02
                                      ===========   ===========   ===========   ===========

Weighted average number of
  common share basic and diluted        6,005,339     5,999,089     6,004,538     5,999,089
                                      ===========   ===========   ===========   ===========
Comprehensive (loss) income:
  Net (loss) income                   $   (82,710)  $   (48,235)  $(2,198,351)  $    91,824
  Other comprehensive (loss) income:
    Foreign currency translation
      adjustments                               -      (973,000)      668,494    (1,208,000)
                                      -----------   -----------   -----------   -----------
                                      $   (82,710)  $(1,021,235)  $(1,529,857)  $(1,116,176)
                                      ===========   ===========   ===========   ===========






                See notes to consolidated financial statements

CENTERPOINT CORPORATION

Unaudited Statements of Cash Flows



                                                                    Nine Months Ended
                                                                      September 30,
                                                               ---------------------------
                                                                   2002           2001
                                                               ------------    -----------
Cash flows from operating activities:
  Net (loss) income                                            $ (2,198,351)   $    91,824
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Write-down of TRG loan                                      1,061,274              -
      Interest on TRG loan                                           (8,055)       (64,353)
      Common stock issuance for services                              9,991              -
      Realized loss on foreign currency translation                 666,806              -
      Amortization of deferred compensation cost                     51,136              -
      Other operating activities                                          -       (764,604)
      Changes in:
        Prepaid expenses                                              5,413         30,867
        Accounts payable and accrued expenses                      (113,557)       (97,408)
        Related party payables                                      267,320       (192,492)
                                                               ------------    -----------

          Net cash used in operating activities                    (258,023)      (996,166)
                                                               ------------    -----------
Cash flows from investing activities:
  Investment in Bion Environmental Technologies, Inc.            (8,500,000)             -
  Sale of marketable securities                                           -     13,323,318
  Loan to TRG                                                             -     (4,509,629)
                                                               ------------    -----------

          Net cash provided by (used in) investing activities    (8,500,000)     8,813,689
                                                               ------------    -----------

Net increase (decrease) in cash and cash equivalents             (8,758,023)     7,817,523

Effects of exchange rate changes on cash                                  -         10,808

Cash and cash equivalents, beginning of period                    8,761,210      1,132,937
                                                               ------------    -----------

Cash and cash equivalents, end of period                       $      3,187    $ 8,961,268
                                                               ============    ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest during the period                     $        299    $    24,560
                                                               ============    ===========

Supplemental information on non-cash investing activities:
  Assignment of loan to TRG as consideration for the purchase
  of Bion common stock                                         $  3,263,000    $         -
                                                               ============    ===========


                 See notes to consolidated financial statements

CENTERPOINT CORPORATION
Notes to Consolidated Financial Statements
September 30, 2002


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Centerpoint Corporation (the "Company" or "Centerpoint") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-QSB, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the
information  not   misleading,   these  interim  consolidated   financial
statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

Certain 2001 items have been reclassified to conform to their 2002 presentation.


2.  ORGANIZATION AND NATURE OF BUSINESS

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

CENTERPOINT CORPORATION
Notes to Consolidated Financial Statements
September 30, 2002


2.  ORGANIZATION AND NATURE OF BUSINESS (CONTINUED)

The financial statements for the period ended September 30, 2002 are shown in U.S. dollars because all of the Company's material operating entities were based and operated in the U.S. For the similar period ending September 30, 2001, the Company's financial statements were translated to U.S. dollars since the functional currency was the Italian lire.

In December 2001, the Board of the Company met to evaluate the alternative strategies and investments available to the Company. Investec Ernst & Co., who had been hired in June 2001 to assist in this process, presented to the Board their conclusions on a number of potential investments. After review of the possible investments, the Board resolved to approve the acquisition of 19,000,000 (1,900,000 post reverse-split) shares of Bion Environmental Technologies, Inc., a publicly-held Colorado corporation ("Bion"). Bion is an environmental service company focused on the needs of confined animal feeding operations. Bion is engaged in two main areas of activity: waste stream remediation and organic soil and fertilizer production. Bion's waste remediation service business provides confined animal feeding operations (primarily in the swine and dairy industries) with treatment for the animal waste outputs. In this regard, Bion treats their entire waste stream in a manner which cleans and reduces the waste stream thereby mitigating pollution of the air, water (both ground and surface) and soil, while creating value-added organic soil and fertilizer products. Bion's soil and fertilizer products are being used for a variety of applications including school athletic fields, golf courses and home and garden applications.

On January 15, 2002, the Company closed the transaction with Bion by purchasing 19,000,000 (1,900,000 post reverse-split) shares of restricted stock of Bion in exchange for approximately $8.5 million in cash (substantially all of the Company's cash), the TRG Promissory Note (including accrued interest and reduced by the write-down - see below), and the assignment of 65% of the Company's claims with respect to the escrow accounts and claims against IMI (see below). The common stock of Bion is traded on the OTC/Bulletin Board under the symbol "BNET" and on the Philadelphia Stock Exchange under the symbol "BNO".

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

CENTERPOINT CORPORATION
Notes to Consolidated Financial Statements
September 30, 2002


2.  ORGANIZATION AND NATURE OF BUSINESS (CONTINUED)

allocation made by Bion management based on its own evaluation of the relevant facts and circumstances and its review of a fairness opinion that was provided by an investment banking firm with regard to the transaction as a whole.

On January 15, 2002, effective immediately prior to the Company's transaction with Bion, the Company's note receivable from TRG for $4,324,274 was written down, prior to the Bion transaction, by $1,061,274 as part of the transaction. The Company also assigned the entire loan of $3,263,000, after the write down, to Bion for the purchase of Bion's shares of common stock by the Company.
(See below and Form 8-K dated January 15, 2002).

In addition, an escrow account that was set up for contingent liabilities for the sale of the motorcycle operations and eventual rights to the balance of these funds amounting to approximately $875,000 of which the Company assigned 65% of the rights to these funds to Bion, is not valued on the Company's books.

Immediately upon consummation of this transaction, Bion purchased a 57.7% majority interest in the Company from OAM. The total consideration paid by Bion consisted of (i) $3,700,000 in cash, (ii) the assignment of the TRG Promissory Note (including accrued interest and reduced by the write-down - see above) and related loan guarantees, (iii) the assignment of the 65% interest in the Company's claims with respect to the escrow accounts and claims against IMI (see above), (iv) the issuance of 1,000,000 (100,000 post reverse-split) shares of Bion's common stock, and (v) the issuance of a warrant to acquire 1,000,000 (100,000 post reverse-split) shares of Bion's common stock at a price of $0.90 ($9.00 post reverse-split), with an expiration date of January 10, 2007.

Under the Subscription Agreement and related Registration Rights Agreement, Bion agreed among other things (i) file a with SEC a Registration Statement with respect to the Bion Shares, as soon as practicable, and within 90 days of the Company's filing with the SEC of its December 31, 2001 Form 10-K, which was filed on July 2, 2002 and to use its best efforts to cause such Registration Statement to be declared effective as soon as practicable thereafter, (ii) to use its best efforts to cause the Bion Shares to be distributed to the Company's common stockholders in a tax efficient manner in accordance with applicable law, and (iii) to use its best efforts to hold an Annual Meeting of Bion Shareholders during 2002, in accordance with its by-laws and applicable law (a meeting was held April 4, 2002). It is expected that the distribution will occur during the last quarter of calendar 2002. When that distribution occurs, approximately 11,000,000 (1,100,000 post reverse-split) of Bion's shares will be distributed back to Bion. Bion has advised the Company that it intends to cancel such shares.

David Mitchell, a founder and director of the Company at the time of the above transaction, is the Chairman, President, Chief Executive Officer and a principal stock and warrant holder of Bion. Additionally a portion of the proceeds of the Bion Investment were used to pay off $718,485 of indebtedness of Bion owed to Mr. Mitchell.

CENTERPOINT CORPORATION
Notes to Consolidated Financial Statements
September 30, 2002


2.  ORGANIZATION AND NATURE OF BUSINESS (CONTINUED)

On January 24, 2002, David Mitchell was elected as the Company's President and Chief Executive Officer and is currently the only director of the Company. Following the Bion Investment and Bion acquisition of Centerpoint Shares, all of the Company's directors, other than David Mitchell, resigned from their positions on the Company's Board of Directors. Bill Spier, one of the Company's Directors until he resigned on January 24, 2002, sits on Bion's advisory board. On January 21, 2002, Howard Chase, a director of the Company until he resigned on January 15, 2002, joined the Board of Directors of Bion.

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

CENTERPOINT CORPORATION
Notes to Consolidated Financial Statements
September 30, 2002


2.  ORGANIZATION AND NATURE OF BUSINESS (CONTINUED)

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

3.  INVESTMENT

On January 15, 2002 the Company acquired 1,900,000 shares of Bion stock (Bion currently owns 57.6% of Centerpoint). The Company has accounted for this investment using the cost method since the shares are restricted and thus not readily marketable. The Company intends to distribute the investment to its stockholders. Upon distribution the Company will record a gain or loss for the difference between the carrying amount and the market value of approximately 800,000 shares distributed. The 800,000 shares represent that portion of the 1,900,000 shares which will not be distributed to Bion. If the investment is not distributed in the fourth quarter, the Company will assess the investment to determine if an impairment exists. As of September 30, 2002 no impairment losses have been recorded. The market value of 1,900,000 shares of unrestricted common stock of Bion at September 30, 2002 was $6,175,000.

4.  RELATED PARTY TRANSACTIONS

On June 13, 2001 the Company, TRG and OAM entered into the TRG Loan Agreement ("TRG Loan") wherein subject to the terms and certain conditions set forth therein the Company agreed to lend TRG $4,200,000. The loan bears interest at a rate of 5% per annum, is repayable in full on the earlier of June 13, 2002 and the date on which the Company causes or permits a liquidation of the Company, and was secured by the 300,000 shares of the Company common stock currently owned by the TRG and 1,200,000 of the shares of the Company common stock owned by OAM. In connection with the TRG Loan, OAM also entered into

CENTERPOINT CORPORATION
Notes to Consolidated Financial Statements
September 30, 2002


4.  RELATED PARTY TRANSACTIONS (CONTINUED)

the OAM Guaranty wherein it guaranteed TRG's obligations under the TRG Loan Agreement. OAM's liability to the Company under the OAM Guaranty is limited to the value of the Company shares pledged by OAM. On January 15, 2002, in connection with the transaction with Bion, the Company assigned the loan to Bion for the purchase of Bion's shares of common stock. Bion then assigned the loan to OAM for the purchase of the Company's common stock. Prior to these transactions, the Company wrote-off $1,061,274 of this loan (See Note 2
- Organization and Nature of Business). For the nine months ending June 30, 2002, interest of $8,055 was recorded on the TRG Loan which represents interest accrued through January 15, 2002, the date of the Bion transaction.

On March 14, 2002, the Company and Bion entered in an agreement effective January 15, 2002 where the Company will pay $12,000 a month for management services, support staff and office space. In addition, Bion will advance to the Company sums needed to bring its filings with the SEC current, distribute Bion shares to its shareholders, to locate and acquire new business opportunities and for on-going expenses. Bion shall have no obligation to make any advances in excess of $500,000. All sums due Bion shall be evidenced by a convertible revolving promissory note with interest accruing at one percent (1%) per month and convertible at any time by Bion into shares of the Company's common stock at a conversion price of $3.00 per share. As additional consideration, Bion received a warrant to purchase 1,000,000 shares of the Company's common stock at $3.00 per share until March 14, 2007. This warrant was valued at $472,000 using the Black-Scholes pricing model and will be amortized over the life of the warrant. As of September 30, 2002, Bion had advanced the Company a total of $267,320, including interest.


5.  OUTSTANDING CLAIMS

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

CENTERPOINT CORPORATION
Notes to Consolidated Financial Statements
September 30, 2002


5.  OUTSTANDING CLAIMS (CONTINUED)

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

Dispute with IMI Regarding its Fee

IMI, the Company's investment adviser in connection with the sale of the operating subsidiaries, acted as fiduciary for the closing. At the Closing, but without the prior approval, knowledge or consent of the Company, IMI was paid Lit. 11,401 million, (approximately US$ 5,532,000) in respect of fees and expenses claimed by IMI to be due it under its engagement letter with TRG and

CENTERPOINT CORPORATION
Notes to Consolidated Financial Statements
September 30, 2002


5.  OUTSTANDING CLAIMS (CONTINUED)

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

6.  STOCKHOLDERS' EQUITY

On February 5, 2002 the Company issued 6,250 shares of the Company's common stock to an individual for legal services provided to the Company. Equity was increased by $9,375 for the value of the shares issued based on the closing price of the stock of $1.50 on the date of issuance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001.

                                                 Three Months Ended
                                                 September 30, 2002
                                               ------------------------
                                                 2002           2001
                                               ---------      ---------

     Revenue                                   $       0      $       0
                                               ---------      ---------
     Operating expenses:
       General and administrative                 75,985        102,764
                                               ---------      ---------
                                                  75,985        102,764
                                               ---------      ---------

     Operating loss                              (75,985)      (102,764)

     Other income (expenses):
       Interest, net                              (6,725)        54,481
       Other                                           -             48
                                               ---------      ---------
                                                  (6,725)        54,529
                                               ---------      ---------

     Net (loss) income                         $ (82,710)     $ (48,235)
                                               =========      =========

General and administrative expenses - During the three months ended September 30, 2002 (the "2002 Quarter") general and administrative expenses decreased to $76,000 from $103,000 during the three months ended September 30, 2001 (the "2001 Quarter"). In the 2002 Quarter, general and administrative expenses included legal fees in the amount of $8,000, which were primarily for filings made with the Securities and Exchange Commission. General and administrative expenses also included management fees of $60,000, which was comprised of $36,000 for services provided by Bion pursuant to an agreement where the Company pays Bion $12,000 a month for management services and $24,000 which related to the amortization of deferred compensation costs related to a warrant to purchase 1,000,000 shares of the Company issued to Bion also for management services. The warrant is exercisable at $3.00 per warrant and expires March 14, 2007. In the 2001 Quarter, general and administrative expenses were principally incurred in connection with compliance costs.

Interest, net - During the 2002 Quarter, the Company did not record any interest income as a result of low average monthly cash balances. Also, in the 2002 Quarter, the Company incurred $8,000 in interest on the revolving promissory note due Bion. In the 2001 Quarter, the Company recorded interest income in the amount of $55,000 principally on Euro denominated fixed interest securities.

Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001.

                                                    Nine Months Ended
                                                    September 30, 2002
                                               ----------------------------
                                                  2002              2001
                                               -----------      -----------


     Revenue                                   $         0      $         0
                                               -----------      -----------

     Operating expenses:
       General and administrative                  466,185          266,994
       Write down of TRG loan                    1,061,759                -
                                               -----------      -----------
                                                 1,527,944          266,994
                                               -----------      -----------

     Operating loss                             (1,527,944)        (266,994)

     Other income (expenses):
       Loss on foreign currency translation       (668,494)               -
       Interest, net                                (1,913)         337,035
       Other                                             -           21,783
                                               -----------      -----------
                                                  (670,407)         358,818
                                               -----------      -----------

     Net (loss) income                         $(2,198,351)     $    91,824
                                               ===========      ===========

General and administrative expenses - During the nine months ended September 30, 2002 (the "2002 Nine Months"), general and administrative expenses increased to $466,000 from $267,000 during the nine months ended September 30, 2001 (the "2001 Nine Months"). In the 2002 Nine Months, general and administrative expenses included $134,000 in fees paid to an investment banker in connection with the Bion transaction. In the 2002 Nine months the Company also incurred legal fees in the amount of $104,000, which primarily related to the Aprilia claim, the Bion transaction and filings made to the Securities and Exchange Commission. General and administrative expenses also included management fees of $153,000, which was comprised of $102,000 for services provided by Bion pursuant to an agreement where the Company pays Bion $12,000 a month for management services and $51,000 which related to the amortization of deferred compensation costs related to a warrant to purchase 1,000,000 shares of the Company issued to Bion also for management services. The warrant is exercisable at $3.00 per warrant and expires March 14, 2007. General and administrative expenses also included consulting fees of $30,000 that were related to the Bion transaction. In the 2001 Nine Months, general and administrative expenses were principally incurred in connection with compliance costs.

Write-down of TRG loan - The Company wrote-down its loan receivable with TRG by $1,061,000 in the 2002 Nine Months. This write-down was recorded in connection with the assignments made to Bion in connection with the Company's acquisition of Bion's common stock in January 2002 (See Note 2 to the
financial statements).   No such write-down was taken in the 2001 Nine Months.

Loss on foreign currency translation - The Company realized a $668,000 loss on foreign currency translation in the 2002 Nine Months. No such loss was recognized in the 2001 Nine Months.

Interest, net - In the 2002 Nine Months, the Company recorded interest income of $8,000 during the period, primarily from interest earned on the TRG loan. This was offset by interest expense of $10,000 on the revolving promissory note due Bion. In the 2001 Nine Months, the Company recorded interest income in the amount of $337,000 principally on Euro denominated fixed interest securities.

Other - The Company did not have other income in the 2002 Nine Months. In the 2001 Nine Months, the Company recognized positive exchange differences of $22,000.

Liquidity and Financial Resources

As of September 30, 2002, the Company had approximately $3,000 of cash. In order to meet future costs, such as sums needed to distribute Bion shares to its shareholders, to locate and acquire new business opportunities and for ongoing expenses, loans from Bion will need to be made to the Company. Bion has advanced the Company $267,000, including interest, as of September 30, 2002. Bion has no obligation to make any advances in excess of $500,000 under its management agreement with the Company. All sums due Bion are to be evidenced by a convertible revolving promissory note. Taking into consideration that Bion has incurred operating losses and has, in addition, an accumulated deficit and limited funds, there can be no assurance that funds required during the next twelve months or thereafter will be available from external sources.

Item 3.  Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

The following documents are filed as exhibits to this Form 10-QSB, including those exhibits incorporated in this Form 10-QSB by reference to a prior filing of Bion under the Securities Act or the Exchange Act as indicated in parenthesis:

   Exhibit No.    Description


     99.1 Certification by David J. Mitchell pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification by David Fuller pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   Reports on Form 8-K

       None.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 12, 2002

                              CENTERPOINT CORPORATION


                              by: /s/ David J. Mitchell
                                 -----------------------------------------
                                   David J. Mitchell
                                   President and Chief Executive Officer


                              by: /s/ David Fuller
                                 -----------------------------------------
                                   David Fuller
                                   Chief Accounting Officer


           CERTIFICATIONS PURSUANT TO RULE 13a-14 AND 15d-14 UNDER
             THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002            /s/ David J. Mitchell
                                   ----------------------------------------
                                   Name:   David J. Mitchell
                                   Title:  Principal Executive Officer


         CERTIFICATIONS PURSUANT TO RULE 13a-14 AND 15d-14 UNDER
              THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, David Fuller, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Centerpoint Corporation.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002            /s/ David Fuller
                                   --------------------------------------
                                   Name:   David Fuller
                                   Title:  Principal Accounting Officer